Form 10-K
period 2025-12-31
GUIDED THERAPEUTICS INC
filed 2026-03-31
CIK 924515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), was: $10,518,265.

As of March 27, 2026, the registrant had 96,350,978 shares of Common Stock, $0.001 par value per share, outstanding.

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

Our Potential Market

The Developing World

According to the most recent data published by the World Health Organization (“WHO”), cervical cancer is the fourth most frequent cancer in women worldwide, with an estimated 660,000 new cases in 2022, an increase of 56,000 cases from 2020. For women living in less developed regions, however, cervical cancer is the second most common cancer, and 9 out of 10 women who die from cervical cancer reside in low- and middle-income countries. In 2022, GLOBOCAN, the international cancer tracking agency, estimated that approximately 349,000 women died from cervical cancer, with the majority of these deaths occurring in low- and middle-income countries. Moreover, GLOBOCAN projects the global deaths to rise significantly to over 411,000 deaths annually by 2030 if current trends in prevention and screening are not accelerated.

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

The Developed World

The Pap test, which involves a sample of cervical tissue being placed on a slide and observed in a laboratory, is currently the most common form of cervical cancer screening. Since the introduction of screening and diagnostic methods, the number of cervical cancer deaths in the developed world has declined dramatically, due mainly to the increased use of the Pap test. However, the Pap test has a wide variation in sensitivity, which is the ability to detect the disease, and specificity, which is the ability to exclude false positives. Currently, about 50-60 million Pap tests are given annually in the United States and, combined with a pelvic exam as the standard of care, have an average price in the range of approximately $125 - $450 per exam.

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

The American Society for Colposcopy and Cervical Pathology published cervical cancer management guidelines in 2019, which remain the current standard of care. The guidelines resulted in a complex algorithm that indicates whether woman has at least a 4% chance of developing a precancerous or cancerous condition of the cervix within a 2-year period.  If so, she is referred to colposcopy and biopsy.  This more conservative management approach may result in more women being referred to colposcopy and biopsy.

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

To date, thousands of women in multiple international clinical settings have been tested with LuViva. Results from these studies have been reported in more than 25 peer-reviewed publications and scientific presentations evaluating the device’s clinical performance in cervical cancer screening.

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

We have previously obtained regulatory approval to sell LuViva in Europe under our Edition 3 CE Mark. Additionally, LuViva has also previously obtained marketing approval from Health Canada, COFEPRIS in Mexico, Ministry of Health in Kenya, which have all expired. In addition, in 2018, we were approved for sales and marketing in India. We currently are seeking regulatory approval to market LuViva in the United States but have not yet received approval from the U.S. Food and Drug Administration (FDA). As of December 31, 2025, we have sold 158 LuViva devices and approximately 78,950 single-use-disposable cervical guides to international distributors. In order to effect these sales, we have a sales team of three people and work through country and region specific medical device distributors.

Our Strengths

Currently, we are the only commercial stage company with a biophotonic technology that potentially addresses a large primary screening market and a potential R&D pipeline that could improve the early detection of numerous cancers that afflict men and women. Key strengths include:

•	The engineering and production risks have been largely addressed as we have sold 158 working systems worldwide.

•	Regulatory approvals have been granted covering over 40 countries.

•	We believe we have legitimate pathways for securing marketing approvals in the two largest medical markets – the US and China, within the next 9 – 12 months.

•	The clinical results of our technology have been published in leading peer-reviewed journals by world famous, thought-leading physicians.

Our Business Strategy

Our near-term objectives for the next year include the following:

•	Seeking US FDA approval based on our recently completed U.S. clinical study.

•

Subject to FDA approval, pursuing potential distribution partnerships with larger U.S.-based companies while building a small sales force located near major metropolitan areas and focused on large centralized OB-GYN practices.

•

Seeking approval from the Chinese National Medical Product Administration (“NMPA”) and initiating sales in China through collaborations with Shandong Medical Instrumentation Co. Ltd (“SMI”), Hangzhou Dongyue Medical Technology Co, (“HDMT”) and  Jiangsu Yuanshuo Medical Instruments Corporation (“YMIC”), which are assisting with the regulatory process and potential provincial market launches.

•	Work with the Turkish Ministry of Health (MOH) to conduct a primary screening study and develop a plan for LuViva to service as the primary cervical cancer screening took in Turkey.
•	Supporting Newmars Technology, Inc. “(NTI”), our partner in Central and Eastern Europe, in the initial commercialization of LuViva in Russia following regulatory approval granted in 2025.

•	Continuing to pursue sales through our distributors in other large countries, such as Indonesia.

Although LuViva received regulatory approval in Russia in 2025, the ongoing conflict in Ukraine may limit NTI’s ability to commercialize the product in that market

Manufacturing, Sales and Distribution

Over the past few years, we have manufactured the key subsystems of LuViva at our Georgia facility and final manufacturing was performed at our contract manufacturing site in Hungary by NTI. Many of the specialized parts for LuViva continue to be custom manufactured for us by third-party manufacturers. We and our partners adhere to ISO 13485:2016 quality standards in our manufacturing processes, as well as local regulations regarding the safety and efficacy of medical devices. Our single-use cervical guides are manufactured by a vendor that specializes in injection molding of plastic medical products. As we anticipate approvals in the two largest markets within the next 12 months, namely the U.S. and China, our manufacturing strategy may shift to meet these new opportunities. For the U.S. and other markets that do not benefit from local participation in the manufacturing process, we anticipate that the primary manufacturing site will be our headquarters in Norcross, Georgia, USA. Final LuViva devices for the U.S. and other secondary markets will be manufactured there. For certain markets where local participation in the manufacturing process is either required or highly beneficial, such as China, Indonesia, and possibly Turkey, we will continue to manufacture the key subsystems of LuViva at our Georgia facility and ship these subsystems to our partners overseas for final manufacturing and distribution. For Russia and possibly certain European markets, we will continue to utilize NTI as the final manufacturer and distributor. Additionally, it also may be advantageous to manufacture our single-use cervical guides overseas to reduce cost and increase profit margins.

On January 22, 2017, we entered into a license agreement with Shandong Yaohua Medical Instrument Corporation (“SMI”), as amended on March 28, 2017, pursuant to which we granted SMI an exclusive global license to manufacture the LuViva device and related disposables (subject to a carve-out for manufacturing in Turkey). On December 18, 2018, we entered into a co-development agreement with Newmars Technologies, Inc. (“NTI”), whereby NTI performs final assembly of the LuViva device for its contracted distribution countries in Eastern Europe and Russia at its ISO 13485 facility in Hungary. This additional carve-out was agreed to by SMI.

The Company then entered into several amendments to the SMI agreement, the most recent of which was executed on May 8, 2025. Following this agreement, we entered into a purchase agreement with HDMT for 35 LuViva devices (without rolling carts) totaling $700,000. As of February 28, 2026, seven devices have been paid for and shipped, and four additional units have been manufactured and are undergoing testing. Additionally, on November 11, 2025, we entered into a purchase agreement with YMIC for $200,000 of LuViva parts and components used in our single-use cervical guides. As of February 28, 2026, this order remains in process.

SMI was unable to fulfill certain obligations under its agreement and consequently lost its rights to manufacture and distribute LuViva in China. Although SMI continues to work with partners in China to pursue NMPA approval, we are no longer obligated to work with SMI and have instead increased our engagement with HDMT and YMIC.

In general, we rely on distributors to sell our products. Distributors may be exclusive to a single country or responsible for multiple countries within a region. We manage these distributors under contract, providing marketing materials and training them to demonstrate and operate LuViva. We seek distributors with experience in gynecology and in introducing new technologies within their territories. into their assigned territories. An exception is Turkey, where we are working directly with the Ministry of Health (“MOH”) at its recommendation. This relationship will require the establishment of a local office but allows us to sell products directly to the MOH without the additional mark-up typically associated with a local distributor.

We have only limited experience in the production planning, quality system management, facility development, and production scaling that will be needed to bring production to increased sustained commercial levels. We will likely need to develop additional expertise to successfully manufacture, market, and distribute future products or applications of our technology for other cancers.

Research, Development and Engineering

We have been engaged primarily in the research, development and testing of our LuViva non-invasive cervical cancer detection product and our core biophotonic technology. Since 2013, we have incurred approximately $9.4 million in research and development expenses, net of about $1.0 million reimbursed through collaborative arrangements and government grants. Research and development costs were approximately $0.5 million in the years ended December 31, 2025 and 2024.

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

Patents

We have pursued the development and acquisition of patents and patent rights, as well as licensing technology. Our success depends in large part on our ability to protect the proprietary nature of our technology through patents and to license patents or patent applications from third parties as needed to develop our products. As of December 31, 2025, we held six active patents. Currently, we do not own third party patents, nor do we make any outside payments for patents.

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

Employees and Consultants

As of December 31, 2025, we had three regular employees and five consultants to provide services to us on a full- or part-time basis. No employees are covered by collective bargaining agreements, and we believe we maintain good relations with our employees.

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

In the European Union, medical devices are required to comply with the Medical Devices Directive and obtain CE Mark certification to market medical devices. The CE Mark certification granted following approval from an independent “Notified Body,” is an international symbol of adherence to quality assurance standards and compliance with applicable European Medical Devices Directives. From 2017 through 2019, we were unable to pay the annual registration fees to maintain our ISO 13485:2003 certification and our CE Mark. On December 21, 2018 we executed agreement with Newmars, described above, for final assembly of LuViva at their ISO 13485:2016 accredited facility. This allowed LuViva to be granted a CE Mark through the facility at Newmars, which was achieved in 2021. To maintain the CE Mark, evolving regulatory standards must continue to be met. Depending on our success with Newmars in Europe, maintaining the CE Mark may become a secondary priority. As discussed above, we intend to move primary manufacturing back to our facility in the United States, and regulatory approval to sell LuViva in the United States, China, Indonesia, Russia and Turkey through the MOH does not require the CE Mark.

China has a regulatory system similar to that of the European Union, but due to interaction with the U.S. FDA, the NMPA also shares some similarities with its U.S. counterpart. Devices are classified by the NMPA’s Center for Medical Device Evaluation (CMDE) into three categories based on medical risk, with the level of regulatory oversight determined by degree of risk and invasiveness. CMDE’s device classifications and definitions are as follows:

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

We completed enrollment in our U.S. FDA pivotal trial of LuViva in 2008. Following the FDA’s request for two-years of follow-up data, we submitted a Premarket Approval (“PMA”) application, which was accepted for substantive review in November 2010. The FDA conducted site inspections and audited our clinical trial database in 2011 and identified no formal compliance issues. Between 2012 and 2015, we received “not-approvable” determinations and subsequently submitted amendments, additional responses, and engaged in meetings with the FDA to determine a path forward.

Following a November 2015 meeting with the FDA, we agreed to develop a new clinical protocol to support additional studies. After further discussions and a pre-submission filing in 2020, we reached an agreement with the FDA in the second quarter of 2021 on a study protocol requiring approximately 400 women. The Covid 19 pandemic delayed start of the study and additional FDA clarification requests made in 2022 were then resolved, enabling the study to begin in 2023.

The study was completed with approximately 480 patients enrolled, of whom 430 were evaluable for efficacy.  Both totals meet the prospective enrollment criteria of the study protocol. The clinical study data and results are expected to be filed with FDA in the second quarter of 2026. We originally planned on filing the clinical study results with FDA in the first quarter of 2026, but a short delay in filing occurred when one of the reference pathologists involved in the study took a new position and her replacement was delayed in completing their independent diagnoses of biopsy samples, as required by FDA as part of the study protocol. This has been resolved and as of March 25, 2026, all pathology samples have been diagnosed by two independent expert pathologists as set forth in the study protocol.  This allows the key performance metrics of sensitivity and specificity of the LuViva test to be determined and filed with FDA. As we reported in December 2025, clinical site pathology findings indicated that 25% of significant cervical disease was missed by the current standard of care of colposcopy followed by biopsy for women at risk for cervical cancer due to an abnormal Pap and/or HPV test. Preliminary analyses of the independent expert pathology diagnoses indicate that an even greater percentage of disease is being missed by the standard of care and that LuViva was able to detect the majority of these missed cases, thus providing support for successfully meeting the primary endpoint of the study

We remain committed to obtaining U.S. FDA approval as a priority. At the same time, we have narrowed our international focus to concentrate on markets with large screening populations, and where we currently have or are actively seeking regulatory approvals, such as China, the European Union and Indonesia. We believe the commercial opportunities are large and the clinical need is significant in these select international markets.

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

Additional debt or equity financing will be required for us to continue as a going concern. We may seek to obtain additional funds for the financing of our cervical cancer detection business through additional debt or equity financings and/or new collaborative arrangements. Management believes that additional financing, if obtainable, will be sufficient to support planned operations only for a limited period. Management has implemented operating actions to reduce cash requirements. Any additional funding required may not be available on terms attractive to us, on a timely basis, or at all. We currently hold $1.13 million of senior unsecured convertible debentures that are in default, which may further hinder our ability to obtain additional debt funding. If we cannot obtain additional funds or achieve profitability, we may not be able to continue as a going concern.

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

Our independent registered public accountants’ report on our consolidated financial statements as of and for the year ended December 31, 2025, indicates that there is substantial doubt about our ability to continue as a going concern, because we have suffered recurring losses from operations and had an accumulated deficit of $157.1 million at December 31, 2025.

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

We have never been profitable and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to complete commercialization of our products, obtain regulatory clearances or approvals; build our marketing, sales, manufacturing and finance capabilities, and conduct further research and development. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. As of December 31, 2025 and 2024, our accumulated deficit was approximately $157.1 million and $153.7 million, respectively.

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

As of December 31, 2025, our products have achieved and maintained both ISO 13485:2016 certification and the CE Mark through our contract manufacturer, Newmars Technologies. However, because of our focus on countries that do not require the CE Mark, it is uncertain whether we will maintain the CE Mark for the short term, as standards are continually evolving.

For our products to be marketed and sold in the People’s Republic of China, they must gain approval from the NMPA. We have been working with SMI to obtain NMPA approval. In 2022, device safety compliance testing was completed, and in late 2023 enrollment in the pivotal clinical trial at four hospitals was completed. SMI filed the NMPA approval application on October 16, 2024. On January 6, 2025, SMI notified us that the NMPA had accepted the application as completed and commenced its review.

Although SMI no longer holds rights to LuViva in China, SMI and its partners HDMT and YMIC have indicated their willingness to continue assisting with the NMPA approval process. We are not obligated to grant long-term distribution or manufacturing rights in China to any of these parties. Both HDMT and YMIC continue to place product orders with us, as described above.

NMPA approval requires a successful manufacturing inspection. Current indications suggest that YMIC may be the entity to achieve this, as they are approved by the Chinese government to manufacture Class III medical devices.  Based on current expectations, a manufacturing inspection could occur in May 2026, with potential approval in the third quarter of 2026, although there is no assurance that this timeline will be met or that NMPA approval of LuViva will be obtained.

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

Escalation of geopolitical conflicts in the Middle East could adversely affect our business, financial condition, and results of operations.

Recent conflicts and heightened tensions in the Middle East have increased geopolitical uncertainty and contributed to volatility in global financial markets and commodity prices, particularly oil and natural gas. The extent and duration of these conflicts, including the potential for broader regional escalation, remain uncertain. Any escalation or expansion of these conflicts could result in disruptions to global trade routes, additional economic sanctions, or other geopolitical responses by the United States and other countries. These developments may adversely affect global supply chains, increase transportation and energy costs, and contribute to inflationary pressures.

Such conditions could increase our operating costs and disrupt the availability of materials, components, or services necessary to manufacture and distribute our products. As a result, continued instability in the region could have a material adverse effect on our business, financial condition, and results of operations.

Risks related to tariffs and international trade policies could adversely affect our business, financial condition, and results of operations.

Tariffs imposed and/or publicly contemplated by the U.S. government, particularly as to China, create significant uncertainty with respect to future tax and trade regulations and the potential competitive effects of such actions. The countries in which our products will be manufactured or imported may from time to time impose additional quotas, duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. It is unclear what the U.S. administration or foreign governments specifically will or will not do with respect to tariffs, tax policies, or other international trade agreements, regulations and policies. A trade war, other governmental action related to tariffs or international trade agreements, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we manufacture and sell products or any resulting negative sentiments towards the United States could materially adversely affect the Company’s business, financial condition, operating results and cash flows.

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

We have not yet obtained clearance or approval from the U.S. FDA. However, we have completed patient enrollment in the clinical trial required to support an application for FDA approval to market and sell LuViva in the United States. As of March 25, 2026, the status of the FDA application is as follows:

•	Approximately 480 patients were enrolled, of whom 430 were evaluable for efficacy analysis. Both totals satisfy the a priori criteria as set forth in the study protocol.

•	No adverse events related to the use of LuViva have been reported.

•	All four clinical study sites adhered to the study protocol and completed required case report forms in accordance with FDA standards.

•	Close-out activities have been completed at all sites, and all LuViva devices have been retrieved in good working order.

•	All pathology samples have been diagnosed by at least two independent expert pathologists, as set forth in the study protocol. Preliminary analyses of both clinical site pathology diagnoses and the independent expert pathology diagnoses confirm that a significant percentage of disease, i.e., at least 25%, is being missed by the standard of care and that LuViva is able to detect the majority of these missed disease cases, thus providing support for successfully meeting the primary endpoint of the study and by doing so, addressing an important unmet clinical need.

 Most sections of the application have been prepared. A short delay (approximately four to six weeks) has resulted from the loss of one of the study’s outside pathologists, who has since been replaced. We currently expect to submit the application to the FDA in the second quarter of 2026. However, there can be no assurance that the analysis and submission will be completed within the expected timeframe or that the results will support regulatory clearance or approval.

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

Currently, we hold six active U.S. patents. In addition, we have filed for, or have rights to, one U.S. patent (including those under license) that is still pending. There are additional international patents and pending applications. One or more of the patents we hold directly or license from third parties, including those for our cervical cancer detection products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

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

Our outstanding indebtedness, which includes all of our liabilities, was $7.3 million at December 31, 2025. The terms of our indebtedness could have negative consequences to us, such as:

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

Our certificate of incorporation authorizes our board of directors to issue up to 5.0 million shares of preferred stock of which 2,185.25 were outstanding as of December 31, 2025. Our undesignated shares of preferred stock may be issued in one or more series, the terms of which may be determined by the board without further stockholder action. These terms may include, among other terms, voting rights, including the right to vote as a series on particular matters, preferences as to liquidation and dividends, repurchase rights, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of our common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell assets to a third party. The ability of our board to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

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

In connection with the audits of our financial statements as of and for the years ended December 31, 2025 and 2024, material weaknesses in our internal control over financial reporting were identified and we may identify additional material weaknesses in the future.

In connection with the preparation and audits of our financial statements as of and for the years ended December 31, 2025 and 2024, material weaknesses (as defined under the Exchange Act and by the auditing standards of the U.S. Public Company Accounting Oversight Board, or “PCAOB”) were identified in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual financial statements will not be prevented or detected on a timely basis. The material weaknesses identified arose from a lack of resources to properly research and account for complex transactions and a lack of oversight and approval by the Board of Directors and Audit Committee, including formally documented approval of significant transactions, including related party transactions.

There were no changes to the Company’s internal controls over financial reporting occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2025, our outstanding convertible debt and accrued interest were convertible into an aggregate of 2,754,246 shares of our common stock, our outstanding preferred stock was convertible into an aggregate of 6,592,500 shares of common stock, and deferred compensation arrangements were convertible into an aggregate of 1,890,006 shares of common stock. As of that date, we also had warrants outstanding exercisable for an aggregate of 45,165,649 shares of common stock and vested options outstanding to purchase 2,207,341 shares of common stock. The shares issuable upon conversion or exercise of these securities would represent approximately 68.0% of the total shares of common stock then issued and outstanding.

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

Under the terms of a portion of our convertible debt, the conversion price fluctuates with the market price of our common stock. Accordingly, if the market price of our common stock decreases, the number of shares of our common stock issuable upon conversion of the convertible debt will increase, and may result in the issuance of a significant number of additional shares of our common stock.

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

Regarding employee information, our Company generally keeps all employee personally identifiable information with our payroll service provider. The provider does not furnish a SOC report; however, it publishes privacy and data protection policies describing its data handling and security practices, including an annual privacy statement available on its website.

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

Item 2. PROPERTIES

Our corporate offices, which also comprise our administrative, research and development, marketing and production facilities, are located at 5835 Peachtree Corners East, Suite B, Peachtree Corners, Georgia 30092, where we lease approximately 12,835 square feet under a lease that expires in July 2031.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock; Holders

Our common stock is listed on the OTCQB under the ticker symbol “GTHP.” The number of record holders of our common stock at February 18, 2026 was 147.

The high and low common stock share prices for the first quarter of 2026 and calendar years 2025 and 2024, as reported by the OTCQB, were as set forth in the following table:

	2026		2025		2024
	High	Low	High	Low	High	Low
First Quarter*	$0.54	$0.30	$0.16	$0.08	$0.19	$0.12
Second Quarter	$-	$-	$0.28	$0.08	$0.16	$0.06
Third Quarter	$-	$-	$0.30	$0.14	$0.19	$0.08
Fourth Quarter	$-	$-	$0.54	$0.16	$0.20	$0.12

*Through February 17, 2026

Dividend Policy

We have not paid any dividends on our common stock since our inception and do not intend to pay any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended December 31, 2025, and through the date of this report, the Company issued the following securities that were not registered under the Securities Act of 1933, as amended:

Debt Conversions and Exchanges

The Company issued shares of its common stock in connection with conversions and exchanges of outstanding indebtedness:

•         The Company issued 498,752 shares of common stock upon conversion of $75,000 of principal and $13,800 of accrued interest under a convertible promissory note issued to Flynn D. Case Living Trust at a conversion price of $0.18 per share.

•         On August 21, 2025, the Company issued 152,108 shares of common stock and warrants to purchase 152,108 shares in exchange for $25,000 of principal and $2,379 of accrued interest owed to a member of the Board of Directors. The warrants have an exercise price of $0.25 per share and expire four years from issuance.

•         On August 27, 2025, the Company issued 138,889 shares of common stock and warrants to purchase 138,889 shares in exchange for $25,000 of principal owed to the Company’s President and Chief Executive Officer. The warrants have an exercise price of $0.25 per share and expire four years from issuance.

•         The Company issued an aggregate of 526,014 shares of common stock and warrants to purchase 526,014 shares in exchange for $50,000 of principal and $2,602 of accrued interest owed to members of the Board of Directors. The warrants have an exercise price of $0.13 per share and expire four years from issuance.

•         The Company issued 664,266 shares of common stock upon conversion of $40,000 of principal and $6,499 of accrued interest under a contingently convertible promissory note issued to a director, at a conversion price of $0.07 per share.

•         On November 21, 2025, the Company issued an aggregate of 743,511 units in exchange for $135,000 of principal and $6,267 of accrued interest (totaling $141,267) owed to certain noteholders, including Flynn D. Case Living Trust and another lender. Each unit consisted of one share of common stock, one warrant to purchase one share of common stock at an exercise price of $0.26 per share, and one warrant to purchase one share of common stock at an exercise price of $0.52 per share. The $0.26 warrants are exercisable immediately and expire three years from the date of issuance, and the $0.52 warrants are exercisable immediately and expire four years from the date of issuance.

•         Subsequent to December 31, 2025, the Company issued 414,082 shares of common stock upon conversion of $75,000 of principal and $7,816 of accrued interest under a convertible promissory note at a conversion price of $0.20 per share. In connection with the exchange, the Company also issued warrants to purchase 300,000 shares of common stock, which have an exercise price of $0.30 per share and expire three years from issuance.

Private Placements

The Company entered into multiple securities purchase agreements with accredited investors pursuant to which the Company issued shares of its common stock and warrants in private placement transactions.

•         On March 18, 2025, the Company issued 2,045,009 units, each consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $0.13 per share. The warrants are immediately exercisable and expire four years from the date of issuance.

•         August 29, 2025, the Company issued 305,557 units, each consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $0.25 per share. The warrants are immediately exercisable and expire four years from the date of issuance.

•         On November 21, 2025, the Company issued 1,615,791 units, each consisting of one share of common stock, one warrant to purchase one share of common stock at an exercise price of $0.26 per share, and one warrant to purchase one share of common stock at an exercise price of $0.52 per share. The $0.26 warrants expire three years from issuance, and the $0.52 warrants expire four years from issuance.

Other Warrants

The Company issued warrants to purchase shares of its common stock in connection with financing transactions, including:

•         75,000 warrants issued on May 2, 2025, exercisable at $0.20 per share and expiring three years from issuance

•         10,000 warrants issued on May 22, 2025, exercisable at $0.20 per share and expiring three years from issuance

•         20,000 warrants issued on December 31, 2025, to GS Capital Partners, LLC, exercisable at $0.54 per share and expiring two years from issuance

•         30,000 warrants issued on February 6, 2026, in connection with the issuance of a $30,000 promissory note, exercisable at $0.40 per share and expiring three years from issuance

•         22,500 warrants issued on February 20, 2026, to a former employee, exercisable at a price equal to the 10-day volume-weighted average price of the Company’s common stock on the date of issuance and expiring three years from issuance

Shares Issued for Interest

The Company issued 813,916 shares of common stock in satisfaction of accrued interest on its 10% Senior Unsecured Convertible Debentures.

Preferred Stock Dividends

The Company issued shares of common stock in payment of dividends on its preferred stock, including:

•         836,018 shares issued on Series F preferred stock, of which 600,416 shares were unregistered

•         398,580 shares issued on Series F-2 preferred stock, of which 280,294 shares were unregistered

•         346,617 shares issued on Series E preferred stock, 297,949 all of which were unregistered

•         51,555 shares issued on Series D preferred stock, 24,710 of which were unregistered

Stock Options Issued Outside of Equity Incentive Plan

On June 3, 2025, the Company granted 550,000 stock options to certain executives and directors outside of the Company’s equity incentive plan. The options have an exercise price of $0.14 per share and expire on June 2, 2035.

Conversions of Preferred Stock

The Company issued an aggregate of 16,524,690 shares of common stock upon conversion of its preferred stock, including Series C, C-1, C-2, D, E, F and F-2 preferred stock.

Of these shares:

•        13,868,690 shares were issued in unregistered transactions, and

•        2,656,000 shares were issued pursuant to effective registration statements, including shares issued upon conversion of Series D, Series E and Series F-2 preferred stock.

Warrant Exchange and Exercises

In February 2026, the Company completed a warrant exchange program pursuant to which holders of approximately 9,250,000 existing warrants exchanged such warrants for new warrants with exercise prices of $0.20 or $0.25 per share.

In connection with this exchange:

•         Holders exercised approximately 4,825,000 warrants for aggregate cash proceeds of approximately $980,000

•         The remaining approximately 4,425,000 warrants remain outstanding and expire on September 1, 2027

Exemption from Registration

The issuances described above were made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D, as transactions not involving a public offering. The recipients of the securities were accredited investors, directors, or existing security holders, and the Company did not engage in any general solicitation or advertising in connection with these issuances.

Purchases of Securities by the Issuer and Affiliated Purchasers

There were no purchases of securities by the Issuer and Affiliated Purchasers during the year ended December 31, 2025.

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

Securities authorized for issuance under equity compensation plans as of December 31, 2025 are summarized below:

Plan Description	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities available for future issuance under equity compensation plans
2018 Equity Incentive Plan	1,777,000	$0.37	723,000
Equity compensation not approved by security holders	1,050,000	$0.13	-
TOTAL	2,827,000	$0.28	723,000

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of December 31, 2025 we have an accumulated deficit of approximately $157.1 million. To date, we have engaged primarily in research and development efforts and the early stages of marketing our products. We do not have significant experience in manufacturing, marketing or selling our products. We may not be successful in growing sales for our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to complete commercialization of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

Our product revenues to date have been limited. In 2025 and 2024, our revenues were from the sale of components of our LuViva devices and disposables. We expect that the majority of our revenue in 2026 will be derived from revenue from the sale of LuViva devices and disposables.

Current Demand for LuViva

Based on existing purchase orders and ongoing discussions with potential customers and partners, we expect potential sales of approximately $1.0 million within the next twelve months. We cannot be assured that we will generate all or any of these additional purchase orders, or that existing orders will not be canceled by the distributors or that parts to build product will be available to meet demand, such that existing orders will result in actual sales, in part because demand for LuViva is contingent upon Chinese regulatory approval which has not yet been achieved. Because we have a short history of sales of our products, we cannot confidently predict future sales of our products beyond this time frame and cannot be assured of any particular number of sales. Accordingly, we have not identified any particular trends with regard to sales of our products. In order to increase demand for LuViva, we are focused on three primary markets: the United States, China and Europe. In addition, we have recently received sales orders from Turkey and Indonesia, for which we have received the necessary regulatory approvals and are preparing to fulfill. These orders are expected to result in approximately $200,000 in revenue for 2026. When combined with sales to our Chinese partner, these constitute what we view as the current demand for our products.

We have not yet obtained clearance or approval from the U.S. FDA. However, we have completed patient enrollment in the clinical trial required to support an application for FDA approval to market and sell LuViva in the United States. As of February 2026, the status of the FDA application is as follows:

•	Approximately 480 patients were enrolled, of whom 430 were evaluable for efficacy analysis. Both totals satisfy the a priori criteria as set forth in the study protocol.

•	No adverse events related to the use of LuViva have been reported.

•	All four clinical study sites adhered to the study protocol and completed required case report forms in accordance with FDA standards.

•	Close-out activities have been completed at all sites, and all LuViva devices have been retrieved in good working order.

Most sections of the application have been prepared. We are waiting for pathology results from outside pathology experts to complete the results section and submit the application. A short delay (approximately four to six weeks) has resulted from the loss of one of the study’s outside pathologist, who has since been replaced. We currently expect to submit the application to the FDA in the second quarter of 2026. However, there can be no assurance that the analysis and submission will be completed within the expected timeframe or that the results will support regulatory clearance or approval.

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

As of December 31, 2025, our products have achieved and maintained both ISO 13485:2016 certification and the CE Mark through our contract manufacturer, Newmars Technologies. However, because of our focus on countries that do not require the CE Mark, it is uncertain whether we will maintain the CE Mark for the short term, as standards are continually evolving.

For our products to be marketed and sold in the People’s Republic of China, they must gain approval from the NMPA. We have been working with SMI to obtain NMPA approval. In 2022, device safety compliance testing was completed, and in late 2023 enrollment in the pivotal clinical trial at four hospitals was completed. SMI filed the NMPA approval application on October 16, 2024. On January 6, 2025, SMI notified us that the NMPA had accepted the application as completed and commenced its review.

Although SMI no longer holds rights to LuViva in China, SMI and its partners HDMT and YMIC have indicated their willing ness to continue assisting with the NMPA approval process. We are not obligated to grant long-term distribution or manufacturing rights in China to any of these parties. Both HDMT and YMIC continue to place product orders with us, as described above.

NMPA approval requires a successful manufacturing inspection. Current indications suggest that YMIC may be the entity to achieve this, as they are approved by the Chinese government to manufacture Class III medical devices.  Based on current expectations, a manufacturing inspection could occur in May 2026, with potential approval in the third quarter of 2026, although there is no assurance that this timeline will be met or that NMPA approval of LuViva will be obtained.

                Following regulatory approval of LuViva in Russia on August 11, 2025, the Company’s distribution partner, Newmars Medical Technologies (“Newmars”), has shifted its focus from smaller Eastern European markets to the Russian market.

In Turkey, we have been in contact with three different medical groups representing over 60 individual hospitals and clinics. We have entered contract discussions for supplying LuViva to the Turkish Ministry of Health (“MOH”). The current plan involves a collaboration with MOH to conduct a clinical study in Turkey to support the use of LuViva for primary screening of cervical cancer as a replacement for the Pap test under the public health system. The MOH has informed us that this could potentially involve significant annual testing volumes if implemented nationwide. The clinical study is expected to involve about 800 patients, take less than six months to complete and will be funded by the MOH. As of December 31, 2025, MOH had approved the study and budget, including paying for LuViva devices and single use cervical guides. Funds totaling $63,000 are expected to be released in 2026 and the study concluded in the first half of 2026.

In Indonesia, our contracted distributors are in discussions with the local government hospital system of Sulawesi, one of the nation’s most populous islands. During the fourth quarter of 2024, we received an order and full payment for four devices from Indonesia. We have delayed shipment pending final payment for shipping and additional services requested by the customer. We expect to ship these devices in the second quarter of 2026.

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

Revenue Recognition: ASC 606, Revenue from Contracts with Customers establishes a single and comprehensive framework which sets out how much revenue is to be recognized, and when. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the vendor expects to be entitled in exchange for those goods or services. Revenue is recognized when control over the goods or services is transferred to the customer. For the Company, revenue is primarily generated from the sale of medical devices and related components, and in certain circumstances may also include service, licensing, or distribution arrangements. The application of the core principle in ASC 606 is carried out in five steps:

Step 1 – Identify the contract with a customer: a contract is defined as an agreement (including oral and implied), between two or more parties that creates enforceable rights and obligations and sets out the criteria for each of those rights and obligations. The contract needs to have commercial substance and it is probable that the entity will collect the consideration to which it will be entitled. In the medical device industry, contracts may include sales agreements with hospitals, clinics, distributors, or international partners.

Step 2 – Identify the performance obligations in the contract: a performance obligation in a contract is a promise (including implicit) to transfer a good or service to the customer. Each performance obligation should be capable of being distinct and is separately identifiable in the contract. For the Company, performance obligations typically consist of the delivery of medical devices, related disposables or accessories, and in certain arrangements may include installation services, training, technical support, or other post-delivery obligations.

Step 3 – Determine the transaction price: transaction price is the amount of consideration that the entity can be entitled to, in exchange for transferring the promised goods and services to a customer, excluding amounts collected on behalf of third parties. Transaction prices for the Company’s products include fixed prices stated in purchase orders or distribution agreements

Step 4 – Allocate the transaction price to the performance obligations: If a contract contains multiple performance obligations, the transaction price is allocated to each performance obligation based on the relative standalone selling price of each promised good or service. Standalone selling prices are determined using observable market prices when available or estimated using appropriate pricing methods.

Step 5 – Recognize revenue when (or as) performance obligations are satisfied: Revenue is recognized when control of the promised goods or services transfers to the customer. For product sales, this generally occurs at a point in time when the device is shipped or delivered to the customer in accordance with the contractual shipping terms. Revenue related to services or other ongoing obligations, if any, is recognized over the period in which the services are performed.

Valuation of Equity Instruments Granted or Issued to Employees, Service Providers and Investors: On the date of issuance, the instruments are recorded at their fair value as determined using the Black-Scholes or binomial lattice valuation models.

Inventory Valuation: All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis. Selling, general, and administrative expenses are not inventoried, but are charged to expense when incurred. The Company periodically evaluates its inventory for excess, obsolete, or slow-moving items and records an inventory reserve, when necessary, to reduce inventory to its estimated net realizable value. Estimates of net realizable value are based on management’s assessment of forecasted demand, expected selling prices, remaining product life cycles, regulatory approvals, technological changes, and other factors that may affect the recoverability of inventory. As the Company is in the early stages of commercialization of its medical devices and certain products remain subject to regulatory approvals in various jurisdictions, actual demand and market conditions may differ from management’s estimates. Adjustments to inventory reserves are recorded in the period in which such estimates change.

RESULTS OF OPERATIONS

COMPARISON OF 2025 AND 2024

Sales Revenue, Cost of Goods Sold and Gross Profit from Devices and Disposables: Revenues from the sale of LuViva devices and disposables for the year ended December 31, 2025 were $766,948, compared to $6,940 for the year ended December 31, 2024. Cost of goods sold was $195,797 during the year ended December 31, 2025, compared to $4,574 during the year ended December 31, 2024. Revenue in the current period was attributed to the shipment of ten instrumentation packages and 49,031 RFID chips to our customers in China. In 2024, revenue was minimal and consisted primarily of sales of LuViva disposables.

The increase in revenue was primarily driven by the recognition of $488,766 of revenue in the fourth quarter of 2025 related to amounts previously recorded as deferred revenue under the Company’s arrangement with SMI. During the fourth quarter, SMI breached the agreement and no further performance obligations remained. Accordingly, consistent with ASC 606, the Company recognized the remaining deferred revenue in the current period.

Cost of goods sold consists primarily of direct materials, third-party manufacturing and assembly costs, and shipping and handling. Cost of goods sold for 2025 also included approximately $75,000 of inventory-related charges, consisting of physical inventory count adjustments and write-offs of obsolete inventory, which negatively impacted gross margin and may not be indicative of future results. Gross margin in 2025 reflects limited production volumes, reliance on third-party manufacturers, and the inventory-related charges noted above. While the Company expects its cost structure may improve as production scales, the timing and extent of any such improvement remain uncertain.

As of December 31, 2025, the Company had deferred revenue of $188,552 related to advance customer payments. Certain of these arrangements require additional payments or the satisfaction of contractual conditions, including the receipt of customer-provided components, prior to shipment. Accordingly, the timing of shipment and revenue recognition for these arrangements remains uncertain. The Company also has customer purchase orders for LuViva devices and disposables; however, the timing and fulfillment of these orders, and therefore revenue recognition, are dependent on various factors, including customer requirements, production timing, and regulatory considerations, including the status of approval by the NMPA.

While the Company believes that demand for its products may increase as regulatory approvals are obtained and commercial activities expand, there can be no assurance regarding the level or timing of revenue in 2026, or whether revenue will be greater than that reported for 2025.

Research and Development Expenses: Research and development expenses were $468,588 and $525,650 during the years ended December 31, 2025 and 2024, respectively. The decrease of $57,062, or 10.9%, was primarily due to a $62,083 decrease in research and development clinical costs and payroll-related expenses related to clinical trials.

Sales and Marketing Expenses: Sales and marketing expenses were $168,511 and $287,016 during the years ended December 31, 2025 and 2024, respectively. The decrease of $118,505, or 41.3%, was primarily due to reductions of $87,412 in salaries and benefits, $26,418 in rent and utilities (due to a decline in allocated rent expense and a decline in ancillary charges from the landlord) and $6,008 of travel costs. Sales and marketing expenses in 2026 are expected to remain limited as the Company continues to focus its efforts on obtaining regulatory approvals in the United States and China. As a result, the Company does not currently expect to incur significant sales and marketing expenses in those markets during 2026. Sales and marketing activities are expected to be primarily concentrated in Turkey, including personnel-related costs, which are currently expected to include approximately $90,000 related to a regional sales resource. The overall level of sales and marketing expense in 2026 will depend on the timing of regulatory approvals and the extent to which commercialization activities expand.

General and Administrative Expense: General and administrative expenses were $2,304,827 and $1,296,537 during the years ended December 31, 2025 and 2024, respectively. The increase of $1,008,290, or 77.8%, was primarily driven by an increase of $866,503 in salaries and benefits, including one-time non-cash charges of $270,389 for warrants and $548,102 for a conversion option, and a $40,000 increase in the Chief Executive Officer’s annual salary effective June 1, 2025, resulting in approximately $23,333 of additional expense in 2025. The increase also reflects higher consulting fees of $96,131, stock-based compensation of $26,419, allocated rent expense of $12,900, and an allowance for credit losses of $6,825.

Interest Expense: Interest expense during the years ended December 31, 2025 and 2024 was $617,205 and $380,717, respectively. The increase of $236,488 (or 62.1%), was primarily due to higher outstanding debt balances and increased amortization of debt discounts associated with convertible instruments.

Change in Fair Value of Derivative Liability: The change in the fair value of our derivative liability resulted in a gain of $64,747 in the year ended December 31, 2025, versus a loss of $18,643 during the year ended December 31, 2024. The change in the fair value in the current period was attributed to changes in our forecasted stock price. In addition, a greater number of derivative liabilities were recorded in the current year due to additional bifurcated conversion features associated with new debt issuances.

Gain from Extinguishment of Debt: The gain from forgiveness of debt of $96,294 and $68,622 during the years ended December 31, 2025 and 2024, respectively, was due to forgiveness of debt from our creditors.

Loss from Extinguishment of Debt: The $532,864 loss on extinguishment of debt during the year ended December 31, 2025 was primarily attributable to debt-for-equity exchange transactions completed in connection with the Company’s March, August and November 2025 private placement offerings. In these transactions, the Company exchanged an aggregate of $246,246 of outstanding principal and accrued interest for units consisting of common stock and warrants. As a result, the Company recognized a total loss on extinguishment of debt of $532,864, reflecting the excess of the fair value of the equity instruments issued over the carrying value of the debt extinguished.

Other Income: Other income was $163,686 for the year ended December 31, 2025, compared to $17,102 in 2024. The increase was primarily driven by $183,525 recognized pursuant to an agreement with SMI, under which prior payments were applied toward reimbursement of certain expenses incurred by the Company in 2023 and 2024. These amounts were recognized in other income as they represent recoveries of previously incurred costs and do not relate to the transfer of goods or services under ASC 606.

Other income also included $52,400 related to refundable payroll tax credits received under the Employee Retention Credit program. These increases were partially offset by an $84,000 loss on the write-off of a long-term asset.

Preferred Stock Dividends: Expense related to preferred stock dividends was $149,790 and $173,724 for the years ended December 31, 2025 and 2024, respectively. The decrease was primarily attributable to the conversion of preferred shares into common stock during 2025, which reduced the number of outstanding preferred shares subject to dividend accrual.

Net Loss: Net loss attributable to common stockholders was $3,345,908 and $2,590,848 during the years ended December 31, 2025 and 2024, respectively. The reasons for the decrease are explained above.

There was no income tax benefit recorded for 2025 or 2024, due to recurring net operating losses and the full valuation allowance recognized against our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Considerations

We have incurred significant losses since our inception. At December 31, 2025, the Company had negative working capital of approximately $6.0 million, accumulated deficit of $157.1 million, and incurred a net loss including preferred dividends of $3.35 million for the year then ended. Stockholders’ deficit totaled approximately $6.0 million at December 31, 2025, primarily due to recurring net losses from operations.

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

Liquidity

Over the next 12 months we expect our burn rate to increase as we increase headcount, especially for meeting manufacturing demand. In addition, although we have significant inventory, we will need to order additional parts and services for production. Finally, we expect to spend another $250 thousand to complete and file our FDA. Thus, we estimate that approximately $2.3 million will be needed to fund the business over the next 12 months. However, other than completing and filing the US FDA study results, additional expenditures for manufacturing production will be needed only if significant product is ordered and paid for in advance by customers, which is our current policy.

Since our inception, we have raised capital through the public and private sale of debt and equity, funding from collaborative arrangements, and grants. As of December 31, 2025, we had cash of approximately $63 thousand and negative working capital of $6.0 million. Our outstanding debt obligations include a combination of short- and long-term promissory notes, insurance premium financing, and several convertible notes with varying maturities, interest rates, and terms.

In February 2026, the Company entered into warrant exchange agreements with certain holders of its outstanding warrants, pursuant to which approximately 9,250,000 warrants were exchanged for new warrants with lower exercise prices. In connection with these transactions, approximately 4,825,000 of the newly issued warrants were exercised, resulting in aggregate cash proceeds of approximately $980,000. The remaining approximately 4,425,000 warrants remain outstanding and expire in 2027.

Promissory Notes

As of December 31, 2025, the Company had outstanding promissory notes totaling approximately $105,000, compared to approximately $139,000 as of December 31, 2024. These balances primarily relate to insurance premium financing arrangements and a deferred compensation note. The decrease was primarily due to repayments during the year, including the full repayment of certain short-term promissory notes. The majority of these obligations are classified as current, with approximately $82,000 due within the next twelve months.

Convertible Debt

As of December 31, 2025, the Company had multiple outstanding convertible debt instruments, several of which are in default or contain embedded conversion features that may result in dilution.

The Company’s $1.13 million 10% Senior Unsecured Convertible Debenture, which matured on May 17, 2024, remains in default and continues to accrue interest at the default rate of 18%. Total accrued interest on the debenture was approximately $104,000 as of December 31, 2025, and the balance is classified as short-term debt in default.

The Company also has several convertible notes with institutional and third-party lenders, including notes with Diagonal Lending LLC, GS Capital Partners, LLC, and Labrys Fund II, L.P. These notes generally include original issue discounts, near-term repayment obligations through 2026, and embedded conversion features that have been bifurcated and accounted for as derivative liabilities.

As of December 31, 2025, total convertible promissory notes outstanding were approximately $447,000, or $347,000 net of discounts and issuance costs. During 2025, the Company entered into multiple exchange and conversion agreements with noteholders, including the full settlement of certain convertible notes, which reduced outstanding balances but resulted in losses on extinguishment of debt.

Related Party Debt

As of December 31, 2025, the Company had outstanding debt obligations to related parties totaling approximately $641,000, compared to approximately $534,000 as of December 31, 2024. These balances primarily consist of deferred compensation-related obligations and a contingently convertible promissory note issued in September 2025.

The Company issued a $160,000 contingently convertible promissory note to Dr. John Imhoff during 2025, of which $150,000 remained outstanding as of December 31, 2025. The note requires monthly payments and may be converted into common stock upon certain events, including payment default.

The Company also maintains outstanding deferred compensation-related obligations to executive officers, certain of which are past due, amended, or partially settled through equity issuances. During 2025, the Company entered into exchange agreements with related parties to settle portions of outstanding balances in common stock and warrants, resulting in losses on extinguishment of debt.

Summary of our Cash Flows

Net cash used in operating activities was $1,068,000 for the year ended December 31, 2025, compared to $1,119,000 in the prior year, and remained relatively consistent year over year. The change reflects a higher net loss of $779,000 and a decrease in deferred revenue of $660,000, partially offset by favorable changes in accounts payable and accrued liabilities of $1,363,000 and inventory of $185,000. Non-cash adjustments increased year over year, including higher stock-based compensation of $377,000, loss on extinguishment of debt of $533,000, and amortization of debt discounts and issuance costs of $244,000. These increases were partially offset by a $65,000 gain from the change in fair value of derivative liabilities compared to an $18,000 loss in the prior year.

Net cash used in investing activities was $2,000 for the year ended December 31, 2025, compared to nil in the prior year, and consisted of purchases of property and equipment.

Net cash provided by financing activities was $745,000 for the year ended December 31, 2025, compared to $916,000 in the prior year. The decrease of $171,000 was primarily due to lower proceeds from the issuance of common stock and warrants in private placement offerings of $268,000, partially offset by higher net borrowings from notes payable and related party financing.

As a result, total cash decreased by $325,000 during the year ended December 31, 2025, compared to a decrease of $203,000 during the same period in 2024.

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

Recent conflicts and heightened geopolitical tensions in the Middle East have contributed to increased uncertainty in global financial markets and may result in volatility in commodity prices, including oil and natural gas, as well as disruptions to international trade routes. Any escalation or expansion of these conflicts could adversely affect global supply chains, increase transportation and energy costs, and create additional regulatory or economic uncertainty. While the Company does not currently have significant direct exposure to the region, the indirect effects of continued instability could adversely impact the Company’s operations, financial condition, and results of operations.

Tariffs imposed and/or publicly contemplated by the U.S. government, particularly as to China, create significant uncertainty with respect to future tax and trade regulations and the potential competitive effects of such actions. The countries in which our products will be manufactured or imported may from time to time impose additional quotas, duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. It is unclear what the U.S. administration or foreign governments specifically will or will not do with respect to tariffs, tax policies, or other international trade agreements, regulations and policies. A trade war, other governmental action related to tariffs or international trade agreements, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we manufacture and sell products or any resulting negative sentiments towards the United States could materially adversely affect the Company’s business, financial condition, operating results and cash flows.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GUIDED THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Guided Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Guided Therapeutics, Inc. and Subsidiary (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

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

Stock-Based Compensation

As described in Note 2 of the consolidated financial statements, the Company issues stock options and warrants which require fair value measurement. The fair value of these equity instruments is determined as of the grant date using the Black-Scholes option pricing model and is recorded as Stock-Based Compensation on the consolidated statements of stockholders’ deficit and within general and administrative expense on the consolidated statements of operations. The selection of the valuation methodology and assumptions utilized in the models are based, in part, upon assumptions for which management is required to use judgment, particularly the risk-free interest rate, volatility, and expected term.

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

/s/ UHY LLP

Sterling Heights, Michigan

March 30, 2026

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	December 31,
	2025	2024
ASSETS

Current Assets:
Cash and cash equivalents	$63	$388
Trade receivables, net of allowance for credit losses of $4 and $0.5 at December 31, 2025 and December 31, 2024, respectively.	4	3
Inventory, net of reserves of $818 at December 31, 2025 and 2024.	448	633
Other current assets	90	173
Total current assets	605	1,197

Non-Current Assets:
Property and equipment, net	16	23
Operating lease right-of-use asset, net of amortization	686	141
Other assets	17	17
Total non-current assets	719	181

TOTAL ASSETS	$1,324	$1,378

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts Payable	$2,416	$2,094
Accounts payable, related parties	31	36
Accrued liabilities	1,718	1,011
Deferred revenue	189	849
Current portion of lease liability	45	106
Short-term notes payable due to related parties	-	70
Current portion of long-term debt, related parties	621	532
Current portion of notes payable	82	92
Short-term convertible debt, net of discounts	347	117
Short-term convertible debt in default	1,150	1,130
Derivative liability at fair value	37	118
Total current liabilities	6,636	6,155

Long-Term Liabilities
Long-term lease liability	651	49
Long-term notes payable	23	47
Long-term convertible debt, net of discounts	-	14
Long-term debt, related parties	20	2
Total long-term liabilities	694	112

Total liabilities	7,330	6,267

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ DEFICIT:

Series C convertible preferred stock, $0.001 par value; 9.0 shares authorized, nil and 0.3 shares issued and outstanding as of December 31, 2025 and 2024, respectively. Liquidation preference of nil and $286 at December 31, 2025 and 2024, respectively.	-	105
Series C1 convertible preferred stock, $0.001 par value; 20.3 shares authorized, 0.4 and 1.0 shares issued and outstanding as of December 31, 2025 and 2024, respectively. Liquidation preference of $374 and $1,049 at December 31, 2024 and 2025, respectively.	61	170
Series C2 convertible preferred stock, $0.001 par value; 5,000 shares authorized, nil and 2.7 shares issued and outstanding as of December 31, 2025 and 2024, respectively. Liquidation preference of nil and $2,700 at December 31, 2025 and 2024, respectively.	-	439
Series D convertible preferred stock, $0.001 par value; 6.0 shares authorized, 0.1 and 0.4 shares issued and outstanding as of December 31, 2025 and 2024, respectively. Liquidation preference of $50 and $438 at December 31, 2025 and 2024, respectively.	18	159
Series E convertible preferred stock, $0.001 par value; 5.0 shares authorized, 0.3 and 0.9 shares issued and outstanding as of December 31, 2025 and 2024, respectively. Liquidation preference of $300 and $883 at December 31, 2025 and 2024, respectively.	284	834
Series F convertible preferred stock, $0.001 par value; 1.5 shares authorized, 1.0 shares issued and outstanding as of December 31, 2025 and 2024. Liquidation preference of $981 at December 31, 2025 and 2024.	817	817
Series F-2 convertible preferred stock, $0.001 par value; 5.0 shares authorized, 0.5 shares issued and outstanding as of December 31, 2025 and 2024. Liquidation preference of $480 and $520 at December 31, 2025 and 2024, respectively.	438	475
Common stock, $0.001 par value; 500,000 shares authorized, 86,154 and 65,131 shares issued and outstanding as of December 31, 2025 and 2024, respectively.	3,471	3,452
Additional paid-in capital	146,092	142,501
Treasury stock at cost	(132)	(132)
Accumulated deficit	(157,055)	(153,709)

Total stockholders’ deficit	(6,006)	(4,889)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,324	$1,378

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Years Ended
	December 31,
	2025	2024

Sales - devices and disposables	$767	$7
Cost of goods sold	196	5
Gross profit	571	2

Operating expenses:
Research and development	469	526
Sales and marketing	169	287
General and administrative	2,305	1,297
Total operating expenses	2,943	2,110

Loss from operations	(2,372)	(2,108)

Other income (expense)
Interest expense	(617)	(381)
Interest income	-	3
Change in fair value of derivative liability	65	(18)
Gain from forgiveness of debt	96	69
Loss on extinguishment of debt	(533)	-
Other income	165	18
Total other income (expense)	(824)	(309)

Loss before income taxes	(3,196)	(2,417)
Provision for income taxes	-	-

Net loss	(3,196)	(2,417)
Preferred stock dividends	(150)	(174)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,346)	$(2,591)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$(0.04)	$(0.05)
Diluted	$(0.04)	$(0.05)

Weighted average shares outstanding
Basic	78,414	57,339
Diluted	78,414	57,339

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2025

(in thousands)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series C		Series C1		Series C2		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	-	$105	1	$170	2	$439	1	$159
Issuance of common stock and warrants in private placement offerings	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-	-	-
Conversion of Preferred Stock Series C to common stock	-	(105)	-	-	-	-	-	-
Conversion of Preferred Stock Series C1 to common stock	-	-	(1)	(109)	-	-	-	-
Conversion of Preferred Stock Series C2 to common stock	-	-	-	-	(2)	(439)	-	-
Conversion of Preferred Stock Series D to common stock	-	-	-	-	-	-	(1)	(141)
Conversion of Preferred Stock Series E to common stock	-	-	-	-	-	-	-	-
Conversion of Preferred Stock Series F-2 to common stock	-	-	-	-	-	-	-	-
Conversion of debt and accrued interest to common stock and warrants	-	-	-	-	-	-	-	-
Issuance of common stock for payment of interest	-	-	-	-	-	-	-	-
Issuance of warrants with debt	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at December 31, 2025	-	$-	-	$61	-	$-	-	$18

	Preferred Stock		Preferred Stock		Preferred Stock
	Series E		Series F		Series F2
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	1	$834	1	$817	-	$475
Issuance of common stock and warrants in private placement offerings	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-
Conversion of Preferred Stock Series C to common stock	-	-	-	-	-	-
Conversion of Preferred Stock Series C1 to common stock	-	-	-	-	-	-
Conversion of Preferred Stock Series C2 to common stock	-	-	-	-	-	-
Conversion of Preferred Stock Series D to common stock	-	-	-	-	-	-
Conversion of Preferred Stock Series E to common stock	(1)	(550)	-	-	-	-
Conversion of Preferred Stock Series F-2 to common stock	-	-	-	-	-	(37)
Conversion of debt and accrued interest to common stock and warrants	-	-	-	-	-	-
Issuance of common stock for payment of interest	-	-	-	-	-	-
Issuance of warrants with debt	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance at December 31, 2025	-	$284	1	$817	-	$438

	Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2024	65,131	$3,452	$142,501	$(132)	$(153,709)	$(4,889)
Issuance of common stock and warrants in private placement offerings	3,966	4	563	-	-	567
Issuance of common stock for payment of Series D preferred dividends	52	-	7	-	-	7
Issuance of common stock for payment of Series E preferred dividends	321	-	79	-	-	79
Issuance of common stock for payment of Series F preferred dividends	624	1	62	-	-	63
Issuance of common stock for payment of Series F-2 preferred dividends	326	-	32	-	-	32
Conversion of Preferred Stock Series C to common stock	2,259	2	103	-	-	-
Conversion of Preferred Stock Series C1 to common stock	1,350	1	108	-	-	-
Conversion of Preferred Stock Series C2 to common stock	5,400	5	434	-	-	-
Conversion of Preferred Stock Series D to common stock	1,164	1	140	-	-	-
Conversion of Preferred Stock Series E to common stock	2,332	2	548	-	-	-
Conversion of Preferred Stock Series F-2 to common stock	160	-	37	-	-	-
Conversion of debt and accrued interest to common stock and warrants	2,255	2	898	-	-	900
Issuance of common stock for payment of interest	814	1	186	-	-	187
Issuance of warrants with debt	-	-	17	-	-	17
Stock-based compensation	-	-	377	-	-	377
Accrued preferred dividends		-	-	-	(150)	(150)
Net loss	-	-	-	-	(3,196)	(3,196)
Balance at December 31, 2025	86,154	$3,471	$146,092	$(132)	$(157,055)	$(6,006)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series C		Series C1		Series C2		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	-	$105	1	$170	2	$439	1	$159
Issuance of common stock and warrants in private placement offerings, net of expenses	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of interest	-	-	-	-	-	-	-	-
Conversion of Series F preferred stock to common stock	-	-	-	-	-	-	-	-
Settlement of previously accrued professional fees through common stock issuance	-	-	-	-	-	-	-	-
Issuance of warrants with debt	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at December 31, 2024	-	$105	1	$170	2	$439	1	$159

	Preferred Stock		Preferred Stock		Preferred Stock
	Series E		Series F		Series F2
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	1	$834	1	$838	-	$475
Issuance of common stock and warrants in private placement offerings, net of expenses	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of interest	-	-	-	-	-	-
Conversion of Series F preferred stock to common stock	-	-	-	(21)	-	-
Settlement of previously accrued professional fees through common stock issuance	-	-	-	-	-	-
Issuance of warrants with debt	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance at December 31, 2024	1	$834	1	$817	-	$475

	Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2023	54,105	$3,441	$140,983	$(132)	$(151,118)	$(3,806)
Issuance of common stock and warrants in private placement offerings, net of expenses	7,448	7	828	-	-	835
Issuance of common stock for payment of Series D preferred dividends	249	-	31	-	-	31
Issuance of common stock for payment of Series E preferred dividends	625	1	62	-	-	63
Issuance of common stock for payment of Series F preferred dividends	451	1	55	-	-	56
Issuance of common stock for payment of Series F-2 preferred dividends	236	-	27	-	-	27
Issuance of common stock for payment of interest	1,117	1	125	-	-	126
Conversion of Series F preferred stock to common stock	100	-	21	-	-	-
Settlement of previously accrued professional fees through common stock issuance	800	1	113	-	-	114
Issuance of warrants with debt	-	-	136	-	-	136
Stock-based compensation	-	-	120	-	-	120
Accrued preferred dividends	-	-	-	-	(174)	(174)
Net loss	-	-	-	-	(2,417)	(2,417)
Balance at December 31, 2024	65,131	$3,452	$142,501	$(132)	$(153,709)	$(4,889)

The accompanying notes are an integral part of these consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,196)	$(2,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	6	-
Depreciation	10	9
Amortization of debt issuance costs and discounts	244	110
Stock-based compensation	377	120
Change in fair value of derivative liability	(65)	18
Amortization of lease right-of-use-asset	97	86
Loss on extinguishment of debt	533	-
Gain from forgiveness of debt	(96)	(69)
Other non-cash expenses	33	21
Change in operating assets and liabilities:
Accounts receivable	(7)	6
Inventory	185	(1)
Other current assets	208	120
Accounts payable and accrued liabilities	1,363	545
Lease liabilities	(100)	(92)
Deferred revenue	(660)	425
NET CASH USED IN OPERATING ACTIVITIES	(1,068)	(1,119)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2)	-
NET CASH USED FOR INVESTING ACTIVITIES	(2)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of notes payable	588	512
Proceeds from the issuance of notes payable issued to related parties	160	75
Payments made on notes payable	(499)	(438)
Payments made on notes payable issued to related parties	(41)	(39)
Payments of debt issuance costs	(30)	(29)
Proceeds from issuance of common stock and warrants in private placement offerings	567	835
NET CASH PROVIDED BY FINANCING ACTIVITIES	745	916

NET CHANGE IN CASH	(325)	(203)

Cash at beginning of period	388	591

CASH AT END OF PERIOD	$63	$388

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$61	$51

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Dividends on preferred stock	$150	$174
Common stock issued for payment of interest	$186	$126
Common stock issued for payment of accrued dividends	$183	$177
Conversion of Preferred Stock Series C to common stock	$105	$-
Conversion of Preferred Stock Series C1 to common stock	$109	$-
Conversion of Preferred Stock Series C2 to common stock	$439	$-
Conversion of Preferred Stock Series D to common stock	$140	$-
Conversion of Preferred Stock Series E to common stock	$550	$-
Conversion of Preferred Stock Series F to common stock	$-	$21
Conversion of Preferred Stock Series F-2 to common stock	$37	$-
Conversion of debt and accrued interest into common stock	$102	$-
Directors and Officers Insurance obtained with Financing	$125	$130
Non-cash lease liability remeasurement	$642	$
Warrants issued with debt	$17	$136
Inception of derivative liability	$50	$100
Accrued payroll liability exchanged for promissory note	$-	$87
Settlement of previously accrued professional fees through common stock issuance	$-	$114

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

The Company’s prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of December 31, 2025, it had an accumulated deficit of approximately $157.1 million. To date, the Company has engaged primarily in research and development efforts and the early stages of marketing its products. The Company may not be successful in growing sales for its products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. The Company’s products may not ever gain market acceptance and the Company may not ever generate significant revenues or achieve profitability. The development and commercialization of the Company’s products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue for the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

Going Concern

The Company’s consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. The factors below raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

At December 31, 2025, the Company had a negative working capital of approximately $6.0 million, accumulated deficit of $157.1 million and incurred a net loss including preferred dividends of $3.3 million for the year then ended. Stockholders’ deficit totaled approximately $6.0 million at December 31, 2025, primarily due to recurring net losses from operations.

During the year ended December 31, 2025, the Company received $0.7 million of proceeds from issuances of notes payable and $0.6 million of proceeds from the same of common stock and warrants in private placement offerings. The Company will need to continue to raise capital in order to provide funding for its operations and to support the U.S. Food and Drug Administration (“FDA”) and China National Medical Products Administration (“NMPA”) approval process. If sufficient capital cannot be raised, the Company will continue its plans of curtailing operations by reducing discretionary spending and staffing levels and attempting to operate by only pursuing activities for which it has external financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

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

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 effective January 1, 2025. The adoption did not impact the Company’s consolidated financial position, results of operations, or cash flows and resulted only in expanded income tax disclosures in the consolidated financial statements.

Recently Issued Accounting Standard Updates (“ASUs”) Not Yet Adopted

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

Concentrations of Credit Risk

The Company maintains a cash balance in a financial institution that is insured by the Federal Deposit Insurance Corporation up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations. The amount in excess of insured limitations was nil and $137,770 as of December 31, 2025 and 2024, respectively.

Inventory Valuation

All inventories are stated at the lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis.  Selling, general, and administrative expenses are not inventoried, but are charged to expense when incurred. Inventories consisted of the following at December 31, 2025 and 2024:

	(in thousands)
	December 31,	December 31,
	2025	2024

Raw materials	$1,191	$1,362
Work-in-progress	71	46
Finished goods	4	43
Inventory reserve	(818)	(818)

Total inventory	$448	$633

The company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Depreciation and amortization expense are included in general and administrative expense on the statements of operations. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment consisted of the following at December 31, 2025 and 2024:

	(in thousands)
	December 31,	December 31,
	2025	2024

Equipment	$953	$951
Software	634	634
Furniture and fixtures	17	17
Leasehold improvements	12	12

Subtotal	1,616	1,614
Less accumulated depreciation	(1,600)	(1,591)

Property, equipment and leasehold improvements, net	$16	$23

Depreciation expense related to property and equipment for the years ended December 31, 2025 and 2024 was not material.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the associated debt. Debt issuance costs are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability consistent with the debt discount.

Patent Costs (Principally Legal Fees)

Costs incurred in filing, prosecuting, and maintaining patents are recurring, and expensed as incurred. Costs for maintaining patents are expensed as incurred as the Company has not yet received U.S. FDA approval and recovery of these costs is uncertain. Such costs were not material for the years ended December 31, 2025 and 2024.

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

Accrued Liabilities

Accrued liabilities as of December 31, 2025 and 2024 are summarized as follows:

	(in thousands)
	December 31, 2025	December 31, 2024

Compensation	$1,073	$424
Professional fees	115	81
Interest	291	243
Vacation	35	26
Preferred dividends	195	227
Other accrued expenses	9	10
Total	$1,718	$1,011

Revenue Recognition

ASC 606, Revenue from Contracts with Customers, establishes a single and comprehensive framework which sets out how much revenue is to be recognized, and when. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the vendor expects to be entitled in exchange for those goods or services. Revenue is recognized when control over the goods or services is transferred to the customer. For the Company, revenue is primarily generated from the sale of medical devices and related components, and in certain circumstances may also include service, licensing, or distribution arrangements. The application of the core principle in ASC 606 is carried out in five steps:

•

Step 1 – Identify the contract with a customer: a contract is defined as an agreement (including oral and implied), between two or more parties, that creates enforceable rights and obligations and sets out the criteria for each of those rights and obligations. The contract needs to have commercial substance and it is probable that the entity will collect the consideration to which it will be entitled. In the medical device industry, contracts may include sales agreements with hospitals, clinics, distributors, or international partners.

•

Step 2 – Identify the performance obligations in the contract: a performance obligation in a contract is a promise (including implicit) to transfer a good or service to the customer. Each performance obligation should be capable of being distinct and is separately identifiable in the contract. For the Company, performance obligations typically consist of the delivery of medical devices, related disposables or accessories, and in certain arrangements may include installation services, training, technical support, or other post-delivery obligations.

•

Step 3 – Determine the transaction price: transaction price is the amount of consideration that the entity can be entitled to, in exchange for transferring the promised goods and services to a customer, excluding amounts collected on behalf of third parties. Transaction prices for the Company’s products include fixed prices stated in purchase orders or distribution agreements

•

Step 4 – Allocate the transaction price to the performance obligations: If a contract contains multiple performance obligations, the transaction price is allocated to each performance obligation based on the relative standalone selling price of each promised good or service. Standalone selling prices are determined using observable market prices when available or estimated using appropriate pricing methods.

•

Step 5 – Recognize revenue when (or as) performance obligations are satisfied: Revenue is recognized when control of the promised goods or services transfers to the customer. For product sales, this generally occurs at a point in time when the device is shipped or delivered to the customer in accordance with the contractual shipping terms. Revenue related to services or other ongoing obligations, if any, is recognized over the period in which the services are performed.

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

The Company evaluated its arrangements under the principal versus agent guidance in ASC 606 and determined that it acts as the principal in its revenue arrangements because it controls the specified goods prior to transfer to the customer, is primarily responsible for fulfilling the promise to provide the goods and has discretion in establishing pricing. Accordingly, revenue is recognized on a gross basis. For the year ended December 31, 2025, all of the Company’s revenue was generated from sales customers located in China.

Contract Balances

The Company defers payments received as revenue until earned based on the related contracts and applying ASC 606 as required. Deferred revenue totaled $188,552, $848,917, and $424,225 as of December 31, 2025, December 31, 2024 and December 31, 2023, respectively.

The Company did not have material contract asset balances as of the periods presented.

Trade Receivables

Trade receivables are recorded net of allowances for chargebacks, cash discounts for prompt payment and credit losses. The Company estimates an allowance for expected credit losses by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The corresponding expense for the credit loss allowance is reflected in selling, general and administrative expenses. The credit loss allowance was immaterial as of December 31, 2025 and December 31, 2024.

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

The Company has filed its 2024 federal and state corporate tax returns. Although the Company has been experiencing recurring losses, it is obligated to file tax returns for compliance with IRS regulations and that of applicable state jurisdictions. At December 31, 2025, the Company had approximately $66.3 million of net operating losses carryforward available, $3.0 million of which will expire in 2026. The remaining net operating loss will be eligible to be carried forward for tax purposes at federal and applicable states’ level. A full valuation allowance has been recorded related to the deferred tax assets.

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

The Company evaluates all warrants to determine whether they should be classified as equity or liabilities in accordance with ASC 815-40. Warrants that are not indexed to the Company’s own stock or that require net cash settlement are classified as liabilities and remeasured at fair value each reporting period. As of the periods presented, the Company had no liability-classified warrants outstanding.

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

During the year ended December 31, 2025, the Company recognized $106,574 of expense for stock options and expense of $270,389 related to warrants pursuant to an agreement approved by the Board of Directors on June 3, 2025 (see Note 6, “Commitments and Contingencies”, for details). During the year ended December 31, 2024, the Company recognized $80,155 of expense related to stock options and $41,242 of expense for common stock and warrants issued to consultants and directors. Additionally, during the year ended December 31, 2024, the Company accrued $17,889 of expense for common stock owed to a director, pursuant to his consulting agreement.

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

3. STOCKHOLDERS’ DEFICIT

November 2025 Private Placement Offering

On November 21, 2025, the Company entered into a Securities Purchase Agreement (the “November Purchase Agreement”) with certain institutional investors in a private placement that generated gross proceeds of $307,000. The Company issued an aggregate of 1,615,791 units at a purchase price of $0.19 per unit. Each unit consisted of one share of common stock, one warrant to purchase one share of common stock at an exercise price of $0.26, and one warrant to purchase one share of common stock at an exercise price of $0.52. The $0.26 warrants are exercisable immediately and expire three years from the date of issuance. The $0.52 warrants are exercisable immediately and expire four years from the date of issuance.

In connection with the November Purchase Agreement, the Company entered into exchange agreements with two note holders pursuant to which $135,000 of principal and $6,267 of accrued interest were exchanged for 743,511 units. For the year ended December 31, 2025, the Company recognized a loss on extinguishment of debt of $394,720 related to these exchanges.

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

In connection with the August Purchase Agreement, the Company entered into an exchange agreement with Alan Grujic, a member of the Company’s board of directors, whereby Mr. Grujic agreed to exchange a $25,000 note payable and accrued interest of $2,379 for 152,108 units as described above. Additionally, the Company entered into an exchange agreement with Dr. Mark Faupel, the Company’s President and Chief Executive Officer, whereby Dr. Faupel agreed to exchange a $25,000 note payable for 138,889 units as described above. During the year ended December 31, 2025, the Company recorded a loss on extinguishment of debt of $106,220 for the exchange agreements.

March 2025 Private Placement Offering

On March 18, 2025, the Company entered into a Securities Purchase Agreement (the “March Purchase Agreement”) with certain institutional investors, including Dr. Imhoff and Mr. James, for the purpose of raising $204,501 in gross proceeds for the Company. Pursuant to the terms of the March Purchase Agreement, the Company agreed to sell, in a private placement offering, an aggregate of 2,045,009 units, each unit consisting of one share of common stock and one warrant to purchase one share of common stock (the “March Warrants”). The purchase price per unit was $0.10. The March Warrants were immediately exercisable upon issuance, expire four years following the issuance date and have an exercise price of $0.13 per share.

In connection with the March Purchase Agreement, the Company entered into an exchange agreement with Dr. Imhoff, whereby Dr. Imhoff agreed to exchange a $25,000 note payable and accrued interest of $1,307 for 263,069 units as described above. Additionally, the Company entered into an exchange agreement with Mr. James, whereby Mr. James agreed to exchange a $25,000 note payable and accrued interest of $1,295 for 262,945 units as described above. During the year ended December 31, 2025, the Company recorded a loss on extinguishment of debt of $31,928 for the exchange agreements.

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

Common Stock

The Company has authorized 500,000,000 shares of common stock with $0.001 par value. As of December 31, 2025 and December 31, 2024, 86,153,918 and 65,130,623 shares of common stock were issued and outstanding, respectively.

During the years ended December 31, 2025 and 2024, the Company issued 21,023,295 and 11,025,522 shares of common stock, respectively, as summarized in the following tables:

Number of Shares
Issuance of common stock in private placement offerings	7,448,721
Issuance of common stock for payment of Series D preferred dividends	248,858
Issuance of common stock for payment of Series E preferred dividends	625,511
Issuance of common stock for payment of Series F preferred dividends	450,179
Issuance of common stock for payment of Series F-2 preferred dividends	235,544
Conversion of Series F preferred stock to common stock	100,000
Issuance of common stock for payment of interest	1,116,709
Issuance of common stock to consultants	800,000
Total common stock issued during the year ended December 31, 2024	11,025,522

Number of Shares
Issuance of common stock in private placement offering	3,966,357
Issuance of common stock for payment of Preferred Series D dividends	51,555
Issuance of common stock for payment of Preferred Series E dividends	321,279
Issuance of common stock for payment of Preferred Series F dividends	624,373
Issuance of common stock for payment of Preferred Series F-2 dividends	326,391
Conversion of Preferred Series C stock to common stock	2,258,690
Conversion of Preferred Series C-1 stock to common stock	1,350,000
Conversion of Preferred Series C-2 stock to common stock	5,400,000
Conversion of Preferred Series D stock to common stock	1,164,000
Conversion of Preferred Series E stock to common stock	2,332,000
Conversion of Preferred Series F-2 stock to common stock	160,000
Issuance of common stock for payment of interest	813,916
Conversion of debt and accrued interest to common stock	2,254,734
Total common stock issued during the year ended December 31, 2025	21,023,295

Summary table of common stock transactions:
Shares outstanding at December 31, 2023	54,105,101
Common shares issued during the year ended December 31, 2024	11,025,522
Shares outstanding at December 31, 2024	65,130,623
Common shares issued during the year ended December 31, 2025	21,023,295
Shares outstanding at December 31, 2025	86,153,918

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $0.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

Series C Convertible Preferred Stock

The board designated 9,000 shares of preferred stock as Series C Convertible Preferred Stock, (the “Series C Preferred Stock”). Pursuant to the Series C certificate of designations, shares of Series C Preferred Stock are convertible into common stock by their holder at any time and may be mandatorily convertible upon the achievement of specified average trading prices for the Company’s common stock. During the year ended December 31, 2025, the Company issued 2,258,690 common shares to Dr. John Imhoff for the conversion of his 286 Series C Convertible Preferred shares. At December 31, 2025 and December 31, 2024, there were nil and 286 shares outstanding, respectively.

Holders of the Series C Preferred Stock were entitled to quarterly cumulative dividends at an annual rate of 12.0% until 42 months after the original issuance date (the “Dividend End Date”), payable in cash or, subject to certain conditions, the Company’s common stock. Unpaid accrued dividends were $120,120 as of December 31, 2025 and December 31, 2024.

Series C1 Convertible Preferred Stock

The board designated 20,250 shares of preferred stock as Series C1 Preferred Stock, of which 374.25 and 1,049.25 shares were issued and outstanding at December 31, 2025 and December 31, 2024, respectively. The C1 Convertible Preferred Stock has a conversion price of $0.50 per share. During the year ended December 31, 2025, the Company issued 1,350,000 common shares for the conversion of 675 Series C1 Convertible Preferred shares.

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

Series C2 Convertible Preferred Stock

On August 31, 2018, the Company entered into agreements with certain holders of the Company’s Series C1 Convertible Preferred Stock, including the chairman of the Company’s board of directors, the former Chief Operating Officer (now the Chief Executive Officer) and a director of the Company pursuant to which those holders separately agreed to exchange each share of the Series C1 Preferred Stock held for one (1) share of the Company’s newly created Series C2 Convertible Preferred Stock. In total, for 3,262.25 shares of Series C1 Convertible Preferred Stock to be surrendered, the Company issued 3,262.25 shares of Series C2 Convertible Preferred Stock. During the year ended December 31, 2025, the Company issued 5,400,000 common shares for the conversion of 2,700 Series C2 Convertible Preferred shares. At December 31, 2025 and December 31, 2024, there were nil and 2,700 shares outstanding, respectively.

Series D Convertible Preferred Stock

The board designated 6,000 shares of preferred stock as Series D Preferred Stock, 50 and 438 of which remained outstanding as of December 31, 2025 and 2024, respectively. On January 8, 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series D Investors”) pursuant to all obligations under the Series D Certificate of Designation. The Series D Investors included the Chief Executive Officer, Chief Operating Officer (now the Chief Executive Officer) and a director of the Company. In total, for $763,000 the Company issued 763 shares of Series D Preferred Stock, 1,526,000 shares of common stock, 1,526,000 common stock warrants exercisable at $0.25, and 1,526,000 common stock warrants, exercisable at $0.75. The Series D Preferred Stock have cumulative dividends at the rate per share of 10% per annum. Each share of Series D Preferred Stock has a par value of $0.001 per share and a stated value equal to $750.

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

During the year ended December 31, 2025, the Company issued 900,000 common shares to Dr. Imhoff for the conversion of 300 Series D Convertible Preferred shares and 114,000 common shares to Dr. Faupel for the conversion of 38 Series D Convertible Preferred shares, each of whom are related parties. In addition, the Company issued 150,000 common shares to an investor for the conversion of 50 Series D Convertible Preferred shares. During the year ended December 31, 2025, the Company issued 51,555 shares of common stock for payment of accrued Series D Preferred Stock dividends. As of December 31, 2025, and December 31, 2024, the Company had accrued dividends for the Series D Preferred Stock of $148 and $8,360, respectively.

Series E Convertible Preferred Stock

The Board designated 6,000 shares of preferred stock as Series E Preferred Stock, 300 and 883 of which remained outstanding as of December 31, 2025 and 2024, respectively. During year ended December 31, 2020, the Company entered into a Security Agreement with the Series E Investors (the “Series E Security Agreement”) pursuant to which all obligations under the Series E Certificate of Designation are secured by all of the Company’s assets and personal properties, with certain accredited investors. In total, for $1,736,000 the Company issued 1,736 shares of Series E Preferred Stock. Each Series E Preferred Stock was convertible into 4,000 common stock shares. The stated value on the Series E Preferred Stock is $1,000.

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

During the year ended December 31, 2025, the Company issued 1,200,000, 932,000, and 200,000 shares of common stock to Dr. Imhoff, Mr. Richard Blumberg (a member of our board of directors), and Mr. Grujic, respectively, upon the conversion of 583 shares of Series E Convertible Preferred Stock in accordance with the applicable certificate of designation. During the year ended December 31, 2025, the Company also issued 321,279 shares of common stock for payment of accrued Series E Preferred Stock dividends. As of December 31, 2025 and December 31, 2024, the Company had accrued dividends of $8,000 and $30,272 for the Series E Preferred Stock, respectively.

Series F Convertible Preferred Stock

The Board designated 1,500 shares of preferred stock as Series F Preferred Stock, 981 of which remained outstanding as of December 31, 2025 and 2024. During 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series F Investors”). In total, for $1,436,000 the Company issued 1,436 shares of Series F Preferred Stock. Each Series F Preferred Stock is convertible into 4,000 shares of common stock.  The Series F Preferred Stock is entitled to cumulative dividends at the rate per share of 6% per annum. The stated value on the Series F Preferred Stock is $1,000.

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

During the year ended December 31, 2025, the Company issued 624,373 shares of common stock for payment of accrued Series F Preferred Stock dividends. As of December 31, 2025 and 2024, the Company had accrued dividends for Series F preferred shares of $44,799.

Series F-2 Convertible Preferred Stock

The Company was oversubscribed for its Series F Preferred Stock, resulting in the requirement to file an additional Certificate of Designation for Series F-2 Preferred Stock with substantially the same terms as the Series F Preferred Stock. The Board designated 3,500 shares of preferred stock as Series F-2 Preferred Stock, 480 and 520 of which were issued and outstanding as of December 31, 2025 and 2024, respectively. During 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors. In total, for $678,000 the Company issued 678 shares of Series F-2 Preferred Stock. In addition, the Company exchanged outstanding debt of $2,559,000 for 2,559 shares of Series F-2 Preferred Stock. The Series F-2 Preferred Stock will have cumulative dividends at the rate per share of 6% per annum. The stated value on the Series F-2 Preferred Stock is $1,000.

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

During the year ended December 31, 2025, the Company issued 160,000 common shares for the conversion of 40 Series F-2 Convertible Preferred Shares.  During the years ended December 31, 2025 and 2024, the Company issued 326,391 and 235,544 shares of common stock for the payment of annual Series F-2 Preferred Stock dividends, respectively. As of December 31, 2025 and 2024, the Company had accrued dividends for Series F-2 preferred shares of $21,804 and $23,518, respectively.

Series G Convertible Preferred Stock

During January 2021, the board designated 1,000,000 shares of preferred stock as Series G Convertible Preferred Stock, none of which remained outstanding as of December 31, 2025 and 2024. The Series G Convertible Preferred Stock had a mandatory redemption feature and was fully redeemed prior to January 1, 2022.

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the years ended December 31, 2025 and 2024:

	Warrants (Underlying Shares)	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2023	28,584,580	$0.50
Warrants issued	10,151,388	$0.19
Warrants expired	(1,561,500)	$0.44
Outstanding, December 31, 2024	37,174,468	$0.42
Warrants issued	7,991,181	$0.29
Outstanding, December 31, 2025	45,165,649	$0.40

Warrants Issued in 2025

Private Placement Offerings

On November 21, 2025, the Company issued 2,359,302 of $0.26 warrants to purchase up to 2,359,302 shares of common stock in connection with the November Purchase Agreement and related exchange agreements. Management estimated the fair value of the warrants utilizing the Black-Scholes Option Pricing model with the following assumptions:

Expected term (years)	3.0
Volatility	202.8%
Risk-free interest rate	3.5%
Dividend yield	0.0%

On November 21, 2025, the Company issued 2,359,302 of $0.52 warrants to purchase up to 2,359,302 shares of common stock in connection with the November Purchase Agreement and related exchange agreements. Management estimated the fair value of the warrants utilizing the Black-Scholes Option Pricing model with the following assumptions:

Expected term (years)	4.0
Volatility	192.4%
Risk-free interest rate	3.6%
Dividend yield	0.0%

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

The proceeds from the 2025 private placement offerings were allocated between common stock and the warrants based on their relative fair values. The estimated fair value of warrants issued in connection with the exchange agreements was included in the calculation of the loss on extinguishment of debt.

Warrants Issued with Debt

During the year ended December 31, 2025, the Company issued 105,000 warrants in conjunction with the issuances of $154,000 of notes payable to unaffiliated third parties. See Note 7, ”Notes Payable” for additional details. Management estimated the fair value of the warrants issued utilizing the Black-Scholes Option Pricing model with the following weighted-average assumptions:

Expected term (years)	2.8
Volatility	199.8%
Risk-free interest rate	3.8%
Dividend yield	0.0%

Warrants Issued in 2024

During the year ended December 31, 2024, the Company issued 1,800,000 warrants to Richard Blumberg, a related party, pursuant to a consulting agreement. See Note 6, ”Commitments and Contingencies” for additional information.

Warrants Issued with Debt

During the year ended December 31, 2024, the Company issued 727,667 warrants in conjunction with the issuance of notes payable totaling $350,000 to unaffiliated third parties and 75,000 warrants in conjunction with issuances of $75,000 of notes payable to board members. See Note 7, ”Notes Payable” and Note 9, “Related Party Debt” for additional details on the warrants issued with debt that remained outstanding as of December 31, 2025 or 2024.

On July 1, 2024, the Company issued 100,000 warrants in connection with a $100,000 promissory note that was subsequently repaid. The warrants remain outstanding with an exercise price of $0.25 and an expiration date of July 1, 2028.

Management estimated the fair value of the warrants issued with debt utilizing the Black-Scholes Option Pricing model with the following weighted-average assumptions:

Expected term (years)	4.0
Volatility	354.4%
Risk-free interest rate	4.0%
Dividend yield	0.0%

Private Placement Offerings

During the year ended December 31, 2024, the Company issued 3,333,335 warrants in connection with a private placement offering, 1,666,677 of which were issued to one of our board members, a related party. Management estimated the fair value of the warrants utilizing the Black-Scholes Option Pricing model with the following assumptions before allocating the total proceeds from the offering to the common stock and warrants issued:

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

4. STOCK OPTIONS

The Company’s Stock Plan (the “Plan”) allows for the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options was determined by the Company’s board of directors, but incentive stock options were granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options historically granted have generally become exercisable over three years and expire ten years from the date of grant. The aggregate number of common shares that may be issued or reserved pursuant to stock option or other awards under the plan may not exceed 2,500,000 common shares. As of December 31, 2025, shares available for issuance under the Plan were 723,000.

In addition to awards granted under the Plan, the Company issued stock options outside of the Plan that were approved by the Board of Directors. During the years ended December 31, 2025 and 2024, the Company granted 550,000 and 500,000 stock options, respectively, outside of the Plan. These awards do not reduce the number of shares available for issuance under the Plan.

The following tables summarize the Company’s stock option activity and related information for the years ended December 31, 2025 and 2024. The activity presented includes options granted both under and outside of the Plan:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options (in thousands)
Options outstanding as of December 31, 2023	2,338,636	$0.41	6.5 years	$-
Options granted	545,000	$0.12
Options outstanding as of December 31, 2024	2,883,636	$0.35	6.3 years	$16
Options exercisable as of December 31, 2024	2,266,023	$0.40	5.6 years	$5
Options granted	625,000	$0.14
Options forfeited	(24,205)	$0.21
Options expired	(657,431)	$0.45
Options outstanding as of December 31, 2025	2,827,000	$0.28	7.1 years	$726
Options exercisable as of December 31, 2025	2,207,341	$0.32	6.5 years	$476

The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price as of December 31, 2025 and the exercise price, multiplied by the number of options. As of December 31, 2025, there was $84,024 of unrecognized stock-based compensation expense. Such costs are expected to be recognized over a weighted average period of approximately 2.0 years. The weighted-average fair value of awards granted was $0.14 and $0.12 during the years ended December 31, 2025 and 2024, respectively.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. During the years ended December 31, 2025, the Company recognized expense for stock options of $106,574 and expense of $270,389 related to warrants pursuant to an agreement approved by the Board of Directors on June 3, 2025 (see Note 6, “Commitments and Contingencies”, for details). During the year ended December 31, 2024, the Company recognized $80,155 of expense for stock options and $41,242 of expense for warrants issued to a director. Additionally, during the year ended December 31, 2024, the Company accrued $17,889 of expense for common stock owed to a director, pursuant to his consulting agreement.

2025 Stock Option Activity

On June 3, 2025, the Company granted 75,000 stock options to employees under the Plan and 550,000 stock options to executives and directors of the Company outside of the Plan. The stock options, which have exercise prices of $0.14, will expire on June 2, 2035. One fourth of the stock options vested immediately, while the remaining options will vest over a period of 33 months, beginning on September 3, 2025.

The Black-Scholes option pricing model and the following weighted-average assumptions were used to estimate the fair value of awards granted during the year ended December 31, 2025:

Expected term (years)	6.1
Volatility	194.1%
Risk-free interest rate	4.1%
Dividend yield	-

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

Expected term (years)	6.1
Volatility	325.5%
Risk-free interest rate	4.2%
Dividend yield	-

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

As of December 31, 2025, and 2024, there was no accrual recorded for any potential losses related to pending litigation.

6. COMMITMENTS AND CONTINGENCIES

Operating Leases

Our corporate office, which includes our administrative, research and development, marketing and production facilities, are located in a 12,835 square-foot leased property. The lease originally terminated on May 31, 2026 and included a renewal option allowing the Company to extend the term for an additional five years. At lease commencement, the renewal option was not considered reasonably certain to be exercised and, accordingly, was not included in the measurement of the lease liability or right-of-use (“ROU”) asset.

On November 30, 2025, management determined that it was reasonably certain that the renewal option would be exercised. The lease amendment formalizing the extension was executed on December 23, 2025. Accordingly, during the year ended December 31, 2025, the Company accounted for the extension as a lease modification and remeasured the related operating lease liability and ROU asset based on the revised lease term. The remeasurement resulted in an increase of $641,709 to both the operating lease liability and the corresponding ROU asset. The amended lease term now expires on July 31, 2031.

Total operating lease cost recognized for this lease was $114,312 for each of the years ended December 31, 2025 and 2024. The table below presents total operating lease right-of-use assets and lease liabilities as of December 31, 2025 and December 31, 2024.

	(in thousands)
	Year Ended December 31,
	2025	2024
Operating lease right-of-use asset	686	141
Operating lease liability	696	155

The table below presents the maturities of operating lease liabilities as of December 31, 2025:

(in thousands)
Operating
Leases
2026	119
2027	169
2028	175
2029	182
2030	190
Thereafter	114
Total future lease payments	949
Less: discount	(253)
Total lease liabilities	$696

The table below presents the weighted-average remaining lease term and discount rate used in the calculation of operating lease right-of-use assets and lease liabilities, as well as cash paid for operating lease liabilities, as of December 31, 2025 and December 31, 2024:

	Year Ended December 31,
	2025	2024
Weighted average remaining lease term (years)	5.6	1.4
Weighted average discount rate	11.0%	11.4%
Cash paid for operating lease liability (in thousands)	118	115

Related Party Contracts

Executive Compensation Agreement

On June 3, 2025, the Company’s Board of Directors approved a revised compensation agreement for the Company’s Chief Executive Officer (“CEO”), Dr. Mark Faupel. As of December 31, 2025, Dr. Faupel is entitled to:

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
•

These warrants have an exercise price of $0.40 per share, include a cashless exercise option, and will expire five years from becoming exercisable, with a maximum term of ten years from issuance. As of December 31, 2025, the Company has concluded it is not probable that the performance conditions related to the above warrants will be achieved, and as a result no compensation expense related to the warrants has been recorded.

2.

An additional warrant to purchase 2,000,000 shares of common stock, exercisable upon filing data from the U.S. pivotal trial with the FDA, with an exercise price of $0.25 per share, including a cashless exercise option, expiring five years from issuance. As of December 31, 2025, the Company has concluded it is probable that the performance condition related to the above warrants will be achieved, and as a result recognized compensation expense of $270,389 during the year ended December 31, 2025.

Additionally, deferred salary of $373,783 accrued as of May 23, 2025, will continue accruing interest at an annual rate of 6%, and Mr. Faupel’s annual compensation was increased to $240,000 effective June 1, 2025. Up to $100,000 of this salary may be deferred at Mr. Faupel’s discretion, accruing interest at 6%.

As of December 31, 2025, Mr. Faupel’s deferred compensation balance totaled $472,502, which accrues interest at 6% and is convertible at his option into common stock at a conversion price of $0.25 per share. The fair value of the conversion feature was determined based on its intrinsic value, representing the difference between the Company’s closing stock price on December 31, 2025 and the conversion price. Accordingly, the Company recognized $548,102 of additional compensation expense during the year ended December 31, 2025 and recorded a corresponding liability for the conversion feature as of December 31, 2025. All amounts owed to Mr. Faupel will be due within ten business days if his position as CEO is terminated by the Board.

Related Party Debt

See Note 9, “Related Party Debt” for details regarding debt issued to related parties.

Director Consulting Agreements

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

During the years ended December 31, 2025 and 2024, the Company issued nil and 1,800,000 warrants to Mr. Blumberg pursuant to the agreement. Total unrecognized expense for the warrants was nil as of December 31, 2025.

On August 24, 2022, the Company entered into an agreement with Ironstone Capital Corp. and Alan Grujic (the “Advisory Group”) whereby the Advisory Group agreed to perform marketing and investor relations services over a term of twelve months, commencing on the closing of a financing of at least $2.5 million. In consideration for these services, the Company issued 800,000 warrants (“first tranche warrants”) with an exercise price of $0.50 to Mr. Grujic, which were due within 10 business days of closing the financing transaction (the “Transaction”) that took place in September 2022. In the event the Company’s 20 trading day variable weighted average price (“VWAP”) exceeds $1.00 within one year of the closing of the financing, the Company would have issued 600,000 warrants (“second tranche warrants”) with an exercise price of $0.75 to Mr. Grujic. In the event the Company’s 20 trading day VWAP exceeds $1.50 within two years of the closing of the financing, the Company will issue an additional 600,000 warrants (“third tranche warrants”) to Mr. Grujic. Once issued, the warrants vest immediately and will expire two years from the date of issuance. If the Company’s U.S. clinical study is not completed and filed with the U.S. FDA or if the Chinese NMPA approval is not granted by each due date for reaching each respective pricing milestone, then the due date for reaching each milestone shall be extended by six months. As of December 31, 2025, the deadlines to achieve the respective stock prices have passed and the second and third tranches of warrants will therefore not be issued.

The agreement also provided for monthly payments of $2,000 for 12 months following the Transaction, later amended to extend the term through September 2024. On November 1, 2024, the Company entered into a new consulting agreement with Ironstone, providing for monthly payments of $2,500 over a six-month term, which was subsequently extended through July 31, 2026.

Expense related to the first and second tranches of warrants was recognized in prior years. The Company estimated the fair value of the third tranche warrants using the Binomial Lattice model with the following assumptions:

Expected term (years)	2.0
Volatility	172.1%
Risk-free interest rate	3.6%
Dividend yield	0.0%

The Company recognized expense for the third tranche of warrants of nil and $41,242 during the years ended December 31, 2025 and 2024, respectively. Unrecognized expense for the third tranche of warrants was nil as of December 31, 2025.

Other Commitments

On January 22, 2017, we entered into a license agreement with Shandong Yaohua Medical Instrument Corporation (“SMI”), as amended on March 28, 2017, pursuant to which we granted SMI an exclusive global license to manufacture the LuViva device and related disposables (subject to a carve-out for manufacturing in Turkey). On December 18, 2018, we entered into a co-development agreement with Newmars Technologies, Inc. (“NTI”), whereby NTI performs final assembly of the LuViva device for its contracted distribution countries in Eastern Europe and Russia at its ISO 13485 facility in Hungary. This additional carve-out was agreed to by SMI.

The Company then entered into several amendments to the SMI agreement, the most recent of which was executed on May 8, 2025. During 2025, SMI made a required payment of $130,000, and the Company recognized $183,525 of previously deferred revenue in other income related to reimbursement of prior-period costs. Management concluded that these amounts represented recoveries of costs previously incurred rather than consideration for the transfer of distinct goods or services to SMI in the current period and, accordingly, were presented in other income.

During the fourth quarter of 2025, SMI failed to fulfill certain obligations under the agreement and consequently lost its rights to manufacture and distribute LuViva in China. As a result of this breach, the Company concluded that no remaining performance obligations existed under the agreement and recognized an additional $488,766 of previously deferred revenue in revenue during the year ended December 31, 2025.

Following the May 2025 amendment, we entered into a purchase agreement with HDMT for 35 LuViva devices (without rolling carts) totaling $700,000. As of February 28, 2026, seven devices have been paid for and shipped, and four additional units have been manufactured and are undergoing testing. Additionally, on November 11, 2025, we entered into a purchase agreement with YMIC for $200,000 of LuViva parts and components used in our single-use cervical guides. As of March 20, 2026, this order remains in process.

Although SMI continues to work with partners in China to pursue NMPA approval, we are no longer obligated to work with SMI and have instead increased our engagement with HDMT and YMIC.

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

Recent conflicts and heightened geopolitical tensions in the Middle East have contributed to increased uncertainty in global financial markets and may result in volatility in commodity prices, including oil and natural gas, as well as disruptions to international trade routes. Any escalation or expansion of these conflicts could adversely affect global supply chains, increase transportation and energy costs, and create additional regulatory or economic uncertainty. While the Company does not currently have significant direct exposure to the region, the indirect effects of continued instability could adversely impact the Company’s operations, financial condition, and results of operations.

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

7. NOTES PAYABLE

Short-term Promissory Notes

On July 23, 2024, the Company issued a promissory note totaling $50,000 to an unaffiliated third party. As of December 31, 2025 and 2024, the outstanding principal balance on the note was nil and $10,000, respectively. The promissory note accrued total interest of $5,000 and matured on February 1, 2025. Monthly payments of $10,000 were due on the note, beginning September 1, 2024 until January 1, 2025, while the interest payment was due on February 1, 2025. The holder of the promissory note also received 60,000 common stock purchase warrants, which have an exercise price of $0.25 and will expire on August 1, 2028. The warrants, which had an estimated fair value of $6,329, were recorded as a discount on the note payable.  The Company estimated the fair value of the warrants using the Black-Scholes option pricing model with the following assumptions:

Expected term (years)	4.0
Volatility	397.3%
Risk-free interest rate	3.9%
Dividend yield	0.0%

On July 4, 2025, the Company entered into a premium finance agreement to finance its insurance policies totaling $125,273. Monthly payments of $11,733 are due on the note, including interest incurred at a rate of 8.8%. The note, which matures on May 4, 2026, had an outstanding balance of $57,818 and nil as of December 31, 2025 and December 31, 2024, respectively. This balance is included in “Current portion of notes payable” in the consolidated balance sheet.

On July 4, 2024, the Company entered into a premium finance agreement to finance its insurance policies totaling $129,556. Monthly payments of $12,025 were due on the note, including interest incurred at a rate of 8.8%. The note, which matured on May 4, 2025, had an outstanding balance of nil and $59,255 as of December 31, 2025 and December 31, 2024, respectively. The outstanding balance under this agreement was included in “Current portion of notes payable” in the consolidated balance sheet.

Long-term Promissory Notes

On April 15, 2024, the Company entered into an exchange agreement with a former employee, whereby the former employee agreed to exchange outstanding amounts due to him for deferred compensation in the amount of $81,768 for an $87,162 promissory note dated April 15, 2024. Beginning on May 5, 2024, monthly payments of $2,000 are due on the note until its maturity date. The promissory note, which accrues interest at a rate of 6.0% per annum, matures on May 5, 2028. The total balance of the promissory note was $47,162 as of December 31, 2025, of which $24,000 is included in “Short-term notes payable” on the consolidated balance sheets and $23,162 is included in “Long-term notes payable.” The total principal balance of the promissory note was $71,162 as of December 31, 2024, of which $24,000 is included in “Short-term notes payable” on the condensed consolidated balance sheets and $47,162 is included in “Long-term notes payable.” Total accrued interest on the promissory note was $9,204 and $3,424 as of December 31, 2025 and 2024, respectively.

The following tables summarize notes payable (in thousands):

	Notes Payable (in thousands)
	December 31, 2025	December 31, 2024
Short-term promissory notes	$-	$10
Deferred compensation note	47	71
Insurance policy financing	58	59
Debt discount	-	(1)
Total	105	139

Less: Current portion of notes payable	(82)	(92)
Total long-term notes payable	$23	$47

Future debt obligations at December 31, 2025 for notes payable are as follows:

Year	Amount (thousands)
2026	82
2027	23
Total	$105

8. CONVERTIBLE DEBT

10% Senior Unsecured Convertible Debentures

On May 17, 2021, the Company issued 10% senior unsecured convertible debentures with an aggregate principal amount of $1,130,000 to investors. The debentures were issued in $1,000 denominations and matured on May 17, 2024 (the “Maturity Date”) and remain outstanding as of December 31, 2025. The principal and accrued interest are convertible, at the holder’s option, into shares of common stock at a price of $0.50 per share (the “Conversion Price”), subject to adjustment in certain events, at any time prior to repayment. Interest accrues at a rate of 10% per annum, compounded quarterly, and is payable semi-annually on July 1 and January 1, in cash or shares of common stock at the Company’s option. Upon obtaining approval to list or quote the Company’s common stock on a national exchange or market, the Company may require the debentures to convert into shares of common stock immediately prior to such uplisting; however, if the Company conducts a financing in connection with the uplisting, the holder may elect to exchange the debentures for the securities issued in that financing.

If a Change of Control (as defined in the Convertible Debenture Certificate) occurs prior to repayment, the Company must repay all outstanding principal and accrued interest plus a premium equal to 3% of the outstanding principal, unless the holder elects to convert the debentures into shares of common stock at the Conversion Price immediately prior to the effective date of the Change of Control.

Beginning after May 2023, if the volume-weighted average trading price of the Company’s common stock equals or exceeds $1.50 per share for 30 consecutive trading days, the Company may redeem the debentures, in whole or in part, upon written notice, for cash equal to the outstanding principal and accrued interest.

At December 31, 2025 and December 31, 2024, the balance due on the 10% Senior Unsecured Convertible Debenture was $1,130,000 and total accrued interest was $103,960. Following the May 17, 2024 maturity date, the debentures became due and payable and continue to accrue interest. The default rate under the agreement is 18% per annum. As of December 31, 2025 and December 31, 2024, the balance of the Senior Unsecured Convertible Debentures is included in “Short-term convertible notes payable in default” within the consolidated balance sheets.

Convertible Promissory Notes

The following table summarizes convertible promissory notes outstanding as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Convertible promissory notes	$447	$330
Unamortized debt issuance costs	(17)	(3)
Debt discount	(63)	(196)
Less: Convertible debt in default	(20)	-
Convertible promissory notes	$347	$131

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

On April 1, 2025, the Company entered into a securities purchase agreement and contingently convertible note with Diagonal Lending. The convertible note issued to Diagonal Lending had a total principal balance of $149,500 and an original issue discount of $19,500. The note, which accrued total interest of $16,445, matured on January 30, 2026. A payment of $82,973 was due and paid on the note on September 30, 2025. The remaining balance due, including accrued interest, was paid in monthly payments of $20,743 from October 30, 2025 through January 30, 2026.

On May 1, 2025, the Company entered into a securities purchase agreement and contingently convertible note with Diagonal Lending. The convertible note issued to Diagonal Lending had a total principal balance of $120,750 and an original issue discount of $15,750. The note, which will accrue total interest of $13,282, will mature on February 28, 2026. A payment of $67,016 was due and paid on the note on October 30, 2025. The remaining balance due, including accrued interest, is payable in monthly payments of $16,754 from November 30, 2025, through February 28, 2026.

On October 3, 2025, the Company entered into a securities purchase agreement and contingent convertible note with Diagonal Lending (together with the previously issued notes, the “Notes”). The convertible note, which had a total principal balance of $123,050 and an original issue discount of $16,050, will accrue total interest of $14,766 and will mature on July 30, 2026. A payment of $68,908 is due on the note on March 30, 2026. The remaining balance due, including accrued interest, will be paid in monthly installments of $17,227 from April 30, 2026 through July 30, 2026.

Upon an event of default, the outstanding principal and accrued interest under the Notes are convertible into common stock at a variable conversion price equal to 65% of the lowest closing market price during the ten trading days preceding the conversion date.

The Company evaluated the embedded conversion features and determined that they are not clearly and closely related to the host debt and meet the definition of derivatives. Accordingly, the features were bifurcated and accounted for separately as derivative liabilities. The derivative liabilities were initially recorded at fair value on the issuance dates as debt discounts and are remeasured to fair value at each reporting date, with changes recognized in current earnings (see Note 11 for additional information on fair value measurements).

At December 31, 2025, the balance due on the Notes was $174,973 and is presented net of total unamortized debt discounts and debt issuance costs of $33,409 within “Short-term convertible debt, net of discounts” on the consolidated balance sheet. At December 31, 2024, the balance due on the Notes was $115,681 and is presented net of total unamortized debt discounts and debt issuance costs of $16,423 within “Short-term convertible debt, net of discounts” on the consolidated balance sheet. Total accrued interest as of December 31, 2025 and 2024 was $7,314 and $7,518, respectively.

GS Capital Partners, LLC Convertible Note

On December 30, 2025, the Company issued an unsecured promissory note to GS Capital Partners, LLC with a principal amount of $69,000 and an original issue discount of $6,000, resulting in gross proceeds of $63,000. The note bears a one-time guaranteed interest rate of 12% for a twelve-month period and matures on December 30, 2026. Principal is payable in six monthly installments of $12,880 beginning 181 days after issuance, with any remaining amounts due at maturity. Amounts past due bear default interest of up to 24% per annum.

Upon an event of default, the holder may convert all or a portion of the outstanding principal, accrued interest, and other amounts into shares of common stock at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the fifteen trading days preceding the conversion date, subject to a 4.99% beneficial ownership limitation.

The Company evaluated the embedded conversion feature and determined that it met the definition of a derivative liability. The feature was bifurcated and initially recorded at fair value as a debt discount and is remeasured at fair value each reporting period, with changes recognized in earnings (see Note 11 for additional information on fair value measurements).

Flynn D. Case Living Trust Convertible Note

On October 10, 2024, the Company issued a $200,000 promissory note to Flynn D. Case Living Trust, an unaffiliated third party (the “Holder”). The note originally matured on October 10, 2025 and accrued interest at 12.0% per annum. Principal payments of $20,000 were due monthly from November 30, 2024 until August 31, 2025, with interest payable on or before the maturity date. If not repaid by the maturity date, the unpaid balance accrues interest at 16.0% per annum. With the Holder’s consent, the note may be prepaid in whole or in part without penalty.

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

On December 5, 2024, the Company amended the note to extend the maturity date to June 4, 2026 and to provide the holder with the option to convert specified portions of principal and accrued interest at variable conversion prices based on fixed prices or discounts to market. The Company evaluated the embedded conversion features and determined that they were not clearly and closely related to the host debt and therefore met the definition of derivatives under ASC 815. Accordingly, the embedded features were bifurcated and accounted for as derivative liabilities.

The derivative liabilities were initially measured at fair value on the amendment date and recorded as debt discounts against the convertible note. The Company remeasures the derivative liabilities at fair value at each reporting date, with changes in fair value recognized in earnings (see Note 11 for additional information).

During the year ended December 31, 2025, the Holder converted $75,000 of outstanding principal and $13,800 of accrued interest into 498,752 shares of common stock at a conversion price of $0.18 per share. As a result of the conversion, the Company derecognized a derivative liability with an estimated fair value of $25,913.

In connection with the November Purchase Agreement, the Company entered into an exchange agreement with the Holder pursuant to which the remaining $125,000 of outstanding principal and $5,691 of accrued interest were exchanged for common stock and warrants prior to December 31, 2025. As a result of the exchange, all obligations under the convertible note were fully satisfied and no amounts remained outstanding as of December 31, 2025.

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

The Company assessed the embedded conversion features and determined that they are not considered clearly and closely related to the host note and meet the definition of derivatives. Therefore, these embedded conversion features are required to be bifurcated from the note and accounted for separately as a derivative liability. The Company estimated the fair value of the derivative liabilities on the date the amendment was executed and recorded them as discounts that net against the convertible note. The Company is required to remeasure the derivative liabilities to their then fair values at each subsequent balance sheet date, through an adjustment to current earnings (see Note 11 for further details on the Company’s fair value measurement).

A payment of $59,290 is due on the note on February 27, 2026. The remaining balance due, including accrued interest, will be paid in monthly payments of $9,882 from March 27, 2026 through August 27, 2026. As of December 31, 2025, the note remained outstanding in full and is presented net of total unamortized debt discounts and debt issuance costs of $16,234 within “Short-term convertible notes payable” on the consolidated balance sheets.

Auctus Convertible Note

On December 17, 2019, the Company issued a $2.4 million convertible promissory note to Auctus Fund, LLC (“Auctus”). The note provided for variable conversion prices based on a discount to market and bore default interest of up to 24% upon an event of default.

On September 1, 2022, the Company entered into an Exchange Agreement with Auctus pursuant to which certain outstanding debt and equity instruments were restructured. Immediately prior to the exchange, Auctus held $1,228,183 of debt, including prepayment penalties, default premiums, and accrued interest. Under the agreement, Auctus reduced the amount owed to $710,911, forgave $225,444 of default penalties, and exchanged certain warrants and a $350,000 prepayment penalty for 3,900,000 shares of common stock and warrants to purchase an aggregate of 7,800,000 shares of common stock at exercise prices of $0.50 and $0.65 per share. The remaining balance was payable in installments over an 18-month period. During 2024, Auctus agreed that payments would be applied first to principal.

The outstanding principal balance of the convertible note was $20,000 as of December 31, 2025 and is included in short-term convertible debt in default. The outstanding principal balance of the convertible note was $15,000 as of December 31, 2024 and is included in short-term convertible debt. Accrued interest totaled $143,638 and $116,412 as of December 31, 2025 and 2024, respectively.

Other Convertible Promissory Notes

On May 2, 2025, the Company issued a promissory note totaling $75,000 to an unaffiliated third party, which remained outstanding as of December 31, 2025. The promissory note, which matures on May 2, 2026, accrues interest at a rate of 12.0% per annum. In the event of default, the promissory note accrues interest at the default rate of 15.0% per annum. The principal balance and all accrued and unpaid interest are due at maturity. On the maturity date, the Company may give the holder of the promissory note the option of converting the balance to common shares at a conversion rate of $0.20 per share. The holder of the promissory note also received 75,000 common stock purchase warrants, which have an exercise price of $0.20 and will expire on May 1, 2028. The warrants, which are classified as equity under ASC 815-40 and had an estimated fair value of $7,072, were valued using the Black-Scholes option pricing model and allocated a portion of the proceeds from the note based on their relative fair value. The warrants were recorded as additional paid-in capital with a corresponding discount on the note payable. As of December 31, 2025, the unamortized discount and accrued interest on the promissory note was $2,364 and $5,992, respectively.

On May 22, 2025, the Company issued a $10,000 promissory note to an unaffiliated third party that bore interest at 12.0% per annum and matured on May 22, 2026. The note provided for default interest of 15.0% and included an option for the holder to convert the outstanding balance into common stock at $0.20 per share at maturity. In connection with the issuance, the holder received 10,000 warrants to purchase common stock at an exercise price of $0.20, which expire on May 21, 2028. The warrants were classified as equity under ASC 815-40, had a fair value of $1,134, and were recorded in additional paid-in capital with a corresponding discount to the note based on relative fair value. In connection with the November Purchase Agreement, the holder exchanged the remaining outstanding principal and accrued interest under the note for common stock and warrants prior to December 31, 2025. As a result of the exchange, the note was fully satisfied and no amounts remained outstanding as of December 31, 2025.

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

On August 21, 2025, the Company entered into an exchange agreement with Mr. Alan Grujic, a member of the Board of Directors, to exchange $25,000 of notes payable and $2,379 of accrued interest for 152,108 shares of common stock and 152,108 warrants to purchase up to 152,108 shares of common stock. The warrants, which were immediately exercisable upon issuance, expire four years following the issuance date and have an exercise price of $0.25 per share. During the year ended December 31, 2025, the Company recorded a loss on extinguishment of debt of $55,523 for the exchange agreement, equal to the excess of fair value of the common stock and warrants over the value of the debt and accrued interest. The fair value of the warrants was estimated using the Black-Scholes valuation model, with the following assumptions:

Expected term (years)	4.0
Volatility	190.4%
Risk-free interest rate	3.6%
Dividend yield	0.0%

During the year ended December 31, 2025, the Company entered into exchange agreements with members of the Board of Directors to exchange $50,000 of notes payable and accrued interest of $2,602 for 526,014 shares of common stock and 526,014 warrants to purchase up to 526,014 shares of common stock. The warrants, which were immediately exercisable upon issuance, expire four years following the issuance date and have an exercise price of $0.13 per share. During the year ended December 31, 2025, the Company recorded a loss on extinguishment of debt of $31,928 for the exchange agreements, equal to the excess of fair value of the common stock and warrants over the value of the debt and accrued interest. The fair value of the warrants was estimated using the Black-Scholes valuation model, with the following assumptions:

Expected term (years)	4.0
Volatility	191.5%
Risk-free interest rate	4.0%
Dividend yield	0.0%

The outstanding principal and associated debt discounts as of December 31, 2025 and December 31, 2024 are presented below (in thousands):

	Short-Term Notes Payable Due to Related Parties
	December 31, 2025	December 31, 2024
Short-term promissory notes	$-	$75
Debt discount	-	(5)
Short-term notes payable due to related parties	$-	$70

Long-Term Notes Payable Due to Related Parties

Executive Deferred Compensation Notes Payable

In 2018, the Company issued promissory notes to Dr. Mark Faupel and Dr. Gene Cartwright to settle previously deferred compensation and other amounts owed. The notes bear interest at 6.0% per annum and have been amended and extended multiple times.

On February 19, 2021, the Company replaced the original notes with new promissory notes totaling $420,263 and converted an additional $185,000 of amounts owed into 185 shares of Series F-2 Preferred Stock. The notes were subsequently amended on February 18, 2023 to extend the maturity to February 18, 2025. On March 7, 2025, the Company further amended the note held by Dr. Faupel to extend the maturity to February 18, 2026. The balance owed to Dr. Cartwright was past due as of December 31, 2025.

On August 27, 2025, the Company entered into an agreement with Dr. Faupel to exchange $25,000 of note principal for 138,889 shares of common stock and 138,889 warrants to purchase up to 138,889 shares of common stock. The warrants, which were immediately exercisable upon issuance, expire four years following the issuance date and have an exercise price of $0.25 per share. During the year ended December 31, 2025, the Company recorded a loss on extinguishment of debt of $50,697 for the exchange agreement, equal to the excess of fair value of the common stock and warrants over the value of the debt. The fair value of the warrants was estimated using the Black-Scholes valuation model, with the following assumptions:

Expected term (years)	4.0
Volatility	190.4%
Risk-free interest rate	3.6%
Dividend yield	0.0%

The tables below summarize the outstanding balance of debt owed to Dr. Faupel and Dr. Cartwright (in thousands):

For Dr. Faupel:

Salary	$134
Bonus	20
Vacation	95
Interest on compensation	67
Loans to Company	196
Interest on loans	149
Total outstanding prior to exchange	661

Balance forgiven in prior years	(454)
Balance exchanged for Series F-2 Preferred Stock	(85)
Total interest accrued through December 31, 2024	67
Balance outstanding at December 31, 2024	$189

Interest accrued through December 31, 2025	8
Balance exchanged for common stock and warrants	(25)
Balance outstanding at December 31, 2025	$172

For Dr. Cartwright

Salary	$337
Bonus	675
Loans to Company	528
Interest on loans	81
Total outstanding prior to exchange	1,621

Balance forgiven in prior years	(1,302)
Balance exchanged for Series F-2 Preferred Stock	(100)
Total interest accrued through December 31, 2024	108
Payments on outstanding debt	(25)
Balance outstanding at December 31, 2024	$302

Interest accrued through December 31, 2025	15
Balance outstanding at December 31, 2025	$317

On March 22, 2021, the Company entered into an exchange agreement with Richard Fowler, a former executive. As of December 31, 2020, the Company owed Mr. Fowler $546,214, consisting of $412,624 of deferred salary and $133,590 of accrued interest. Under the agreement, the Company exchanged $50,000 of the outstanding balance for 50 shares of Series F-2 Preferred Stock, convertible into 200,000 shares of common stock, and issued a $150,000 unsecured promissory note for a portion of the remaining amount owed. The note bears interest at 6.0% per annum (18.0% upon default), has an effective interest rate of 6.18%, and is payable in monthly installments of $3,600 over four years, beginning March 15, 2022.

During the years ended December 31, 2025 and 2024, Mr. Fowler forgave $60,962 and $65,095 of the outstanding balance of deferred compensation, respectively. As of December 31, 2025, Mr. Fowler may forgive up to $3,278 of the remaining deferred compensation if the Company complies with the repayment plan described above. The reductions in the outstanding balance met the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. As of December 31, 2025, the outstanding principal amount owed on the note was $2,406, which is included in “Current portion of long-term debt, related parties” in the consolidated balance sheet. As of December 31, 2024, the outstanding principal amount owed on the note was $43,895, of which $41,489 is included in “Current portion of long-term debt, related parties” and $2,406 is included in “Long-term debt, related parties” in the consolidated balance sheet.

Other Notes Payable Issued to Related Parties

On September 25, 2025, the Company issued a $160,000 contingently convertible promissory note to Dr. John Imhoff. The note bears simple interest at 10% per annum and matures on February 28, 2027. Beginning November 30, 2025, the Company is required to make monthly payments of $10,000 plus accrued interest until maturity.

If the Company fails to make a required payment, the holder may elect to convert the unpaid balance, including accrued interest, into shares of common stock at a conversion price of $0.07 per share if the 10-day VWAP is below $0.50, or $0.14 per share if the 10-day VWAP is $0.50 or higher. The Company may prepay the note at any time without penalty with the holder’s written consent.

During the year ended December 31, 2025, the holder converted $10,000 of principal and $3,682 of accrued interest into 195,460 shares of common stock at a conversion price of $0.07 per share. As of December 31, 2025, the remaining principal balance was $150,000 and accrued interest totaled $534. Of the remaining principal, $130,000 is included in “Current portion of long-term debt, related parties” and $20,000 is included in “Long-term debt, related parties” in the consolidated balance sheet.

The following tables summarize long-term notes payable due to related parties:

	Notes Payable Due to Related Parties (in thousands)
	December 31, 2025	December 31, 2024
Executive deferred compensation notes	$491	$534
Contingently convertible promissory note	150	-
Total	641	534

Less: Current portion of notes payable due to related parties	(621)	(532)
Total long-term notes payable due to related parties	$20	$2

Future debt obligations at December 31, 2024 for debt owed to related parties is as follows:

Year	Amount (in thousands)

2026	621
2027	20
Total	$641

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

During a period of net loss, basic and diluted earnings per share are the same as the assumed exercise of warrants and the conversion of convertible debt and preferred stock are anti-dilutive. For the years ended December 31, 2025 and 2024, all stock options, convertible preferred stock, convertible debt, convertible deferred compensation and warrants were anti-dilutive and were therefore excluded from the computation of diluted loss per share. At December 31, 2025 and 2024, these instruments were convertible into 58,609,742 and 57,954,585 common shares, respectively.

The following table sets forth pertinent data relating to the computation of basic and diluted net loss per share attributable to common shareholders (in thousands, except for per-share data):

	December 31,
	2025	2024

Net loss attributable to common stockholders	(3,346)	(2,591)
Basic weighted average number of shares outstanding	78,414	57,339
Net loss attributable to common stockholders per share (basic)	(0.04)	(0.05)
Diluted weighted average number of shares outstanding	78,414	57,339
Net loss attributable to common stockholders per share (diluted)	(0.04)	(0.05)

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

The key inputs to the valuation model that was utilized to estimate the fair value of the bifurcated conversion option included:

•	The forecasted future stock prices were determined using historical stock prices and the Company’s equity volatility.
•	The expected conversion price was determined using the forecast and the contractual terms of the convertible note agreements.
•	The probability and timing of potential conversions are based on management’s best estimate of the future settlements of the convertible notes.

The following table presents the fair value of the bifurcated conversion options as of December 31, 2025 and December 31, 2024:

	Fair Value at December 31, 2025 (in thousands)
	Level 1	Level 2	Level 3	Total
Derivative liability/bifurcated conversion options in connection with convertible promissory notes	$-	$-	$37	$37
Total derivative liabilities at fair value	$-	$-	$37	$37

	Fair Value at December 31, 2024 (in thousands)
	Level 1	Level 2	Level 3	Total
Derivative liability/bifurcated conversion options in connection with convertible promissory notes	$-	$-	$118	$118
Total short-term liabilities at fair value	$-	$-	$118	$118

Derivative financial instruments and changes thereto recorded in the years ended December 31, 2025 and 2024 are presented below:

	Year Ended December 31,
	2025	2024

Fair value, beginning of period	$118	$-
Inception of derivative liability	50	100
Settlements (upon conversion)	(66)	-
Change in fair value of beneficial conversion features	(65)	18
Fair value, end of period	$37	$118

12. INCOME TAXES

The Company has incurred net operating losses (“NOLs”) since inception. As of December 31, 2025, the Company had NOL carryforwards available to offset future taxable income through 2038 of approximately $48.6 million. The company has recorded deferred tax assets related to these NOLs; however, a full valuation allowance has been established due to uncertainty regarding their realizability. Utilization of existing NOL carryforwards may be limited in future years if the Company experiences an ownership change, as defined under Section 382 of the Internal Revenue Code. The Company is in the process of analyzing its NOL carryforwards and has not yet determined whether any ownership changes have occurred that could limit their utilization. NOL carryforwards that were generated after 2017, totaling $17.7 million, may only be used to offset 80% of taxable income and are carried forward indefinitely.

Components of deferred taxes are as follows at December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Warrants	$861	$861
Accrued executive compensation	440	277
Reserves and other	211	205
Stock options	284	257
Net operating loss carryforwards	15,606	15,965
Total deferred tax assets:	17,402	17,565
Valuation allowance	(17,402)	(17,565)
Net deferred tax assets	$-	$-

The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 2025 and 2024:

	2025	2024
Statutory federal tax rate	21%	21%
State taxes, net of federal benefit	4%	4%
Nondeductible expenses	-	-
Valuation allowance	(25)%	(25)%
Effective tax rate	0%	0%

The Company applies the applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2025 and 2024, the Company has no uncertain tax positions. There are no uncertain tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from December 31, 2025.

The Company files federal income tax returns and income tax returns in the state of Georgia with varying statutes of limitations. The Company has filed its 2024 federal and state corporate tax returns.

The total provision for income taxes as of December 31, 2025 and 2024 was as follows:

	2025	2024
Current	$-	$-
Deferred	-	-
Deferred provision (credit)	(164)	(392)
Change in valuation allowance	164	392
Total provision for income taxes	$-	$-

In 2025 and 2024, our effective tax rate differed from the U.S. federal statutory rate due to the valuation allowance over our deferred tax assets.

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

14. SUBSEQUENT EVENTS

Promissory Note

On January 8, 2026, the Company issued a promissory note to Diagonal Lending with a principal amount of $157,550 and an original issue discount of $20,550, resulting in cash proceeds of $137,000. The note accrues a one-time interest charge of 12% and matures on November 15, 2026. The outstanding balance is payable in five installments beginning July 15, 2026 and ending on the maturity date.  Following an event of default, the holder has the right to convert the outstanding balance of the note into shares of the Company’s common stock at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to conversion, subject to certain limitations.

Warrant Exchange Transactions

On February 25, 2026, the Company entered into a series of warrant exchange agreements with certain holders of its outstanding common stock purchase warrants originally issued in 2022. Under these agreements, holders exchanged an aggregate of approximately 9,250,000 warrants with exercise prices of $0.50 or $0.65 per share for new warrants with exercise prices of $0.20 or $0.25 per share. Holders were permitted to either immediately exercise the newly issued warrants or extend the expiration date of such warrants by one year from their original expiration date.

As a result of these transactions, holders exercised approximately 4,825,000 of the newly issued warrants, resulting in the issuance of approximately 4,825,000 shares of the Company’s common stock and aggregate cash proceeds of approximately $980,000 to the Company. The remaining 4,425,000 newly issued warrants remain outstanding and will expire in 2027. The warrant exchange transactions were conducted pursuant to individually negotiated exchange agreements with each holder.

Conversion of Related Party Promissory Note

During February 2026, Dr. John Imhoff, a member of the Company’s Board of Directors, elected to convert portions of principal and accrued interest under his September 25, 2025 convertible promissory note into shares of the Company’s common stock. With the mutual agreement of the Company, these conversions were completed in lieu of scheduled principal payments, even though the Company was not in default under the note.

In connection with these elections, Dr. Imhoff converted an aggregate of $30,000 of principal and $2,816 of accrued interest into 468,806 shares of the Company’s common stock at a conversion price of $0.07 per share.

Debt Conversion and Warrant Issuance

Subsequent to December 31, 2025, the Company entered into an exchange agreement with the holder of a $75,000 convertible promissory note, pursuant to which the holder agreed to convert the outstanding principal and accrued interest of $7,816 into 414,082 shares of the Company’s common stock at a conversion price of $0.20 per share. In connection with the exchange, the Company also issued warrants to purchase 300,000 shares of common stock. The warrants have an exercise price of $0.30 per share and expire three years from the date of issuance.

Other Common Stock Issuances

Subsequent to December 31, 2025, the Company issued (1) 400,000 common shares to Dr. Imhoff upon conversion of 100 Series E preferred shares, (2) 200,000 common shares to Mr. Fowler upon conversion of 50 Series F-2 preferred shares, (3) 25,338 common shares to Dr. Imhoff for payment of dividends on Series E preferred stock, (4) 211,645 common shares for payment of dividends on Series F preferred stock, (5) 72,189 common shares for payment of dividends on Series F-2 preferred stock, (6) 2,840,000 common shares upon conversion of 710 shares of Series F preferred stock, and (7) 740,000 common shares upon conversion of 185 shares of Series F-2 preferred stock.

Stock Options Awarded

On March 10, 2026, the Company granted 75,000 stock options to employees under the Plan and 550,000 stock options to executives and directors of the Company outside of the Plan. The stock options, which have exercise prices of $0.29, will expire on March 9, 2036. One fourth of the stock options vested immediately, while the remaining options will vest over a period of 33 months, beginning on June 10, 2026.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission (“Commission”) rules and forms. We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer/Acting Chief Financial Officer, Gene Cartwright, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer/Acting Chief Financial Officer has concluded that our disclosure controls and procedures were ineffective as of December 31, 2025, due to the existence of material weaknesses in our internal control over financial reporting, described below, that we have yet to fully remediate.

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

Based on our evaluation, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2025, due to the existence of the material weaknesses described below:

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

There were no changes to the Company’s internal controls over financial reporting occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers are elected by and serve at the discretion of our board of directors. The following table lists information about our directors and executive officers:

Name	Age	Position with Guided Therapeutics
Mark Faupel, Ph.D.	69	Chief Executive Officer, President, Acting Chief Financial Officer, Chief Operating Officer and Director
Michael C. James	66	Chairman and Director
Richard P. Blumberg	68	Director
John E. Imhoff, M.D.	75	Director
Alan Grujic	57	Director

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

Alan Grujic was appointed to serve as a member of our Board of Directors in March 2023. Mr. Grujic earned a bachelor’s degree in electrical engineering from the University of Toronto and an MBA with a concentration in finance from the University of British Columbia. After commencing his engineering career at CAMI Automotive (Ingersoll, Ontario), Mr. Grujic began a new career in capital markets finance where he was promoted to Director at TD Bank from 1994 to 2002. While in this role, he was stationed in various cities including Toronto, London, and Tokyo. In 2002, Mr. Grujic co-founded and was a managing partner of Infinium Securities, a company which was a large participant in the U.S. and European financial markets, and, at times, was the top equity trader in Canada. In 2012, Mr. Grujic founded Galiam Capital, a hedge fund that raised most of its capital from several large financial institutions. This fund was the largest new quantitative fund launch in 2012. From 2018 to 2022, Mr. Grujic served as Managing Partner and Chief Executive Officer of All of Us Financial, which he sold to a large publicly listed fintech company in 2021. More recently he founded Silvertrain AI in January 2024 which focuses on consulting in service of the commercial real estate industry’s AI transformation, and in February 2025 co-founded Real Asset Industries which is acquiring and developing active adult multi-family real estate projects.

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

Based solely on our review of the copies of these forms received by us, we believe that, with respect to fiscal year 2025, our officers and directors were in compliance with all applicable filing requirements.

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

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table lists specified compensation we paid or accrued during each of the fiscal years ended December 31, 2025 and 2024 to the Chief Executive Officer, Chief Operating Officer and Acting Chief Financial Officer.

On June 3, 2025, the Board of Directors approved a revised compensation arrangement for Dr. Faupel. Effective June 1, 2025, Dr. Faupel’s annual base salary was increased to $240,000. Dr. Faupel may elect to defer up to $100,000 of his annual salary, which accrues interest at a rate of 6% per annum. Deferred compensation totaling $373,783 as of May 23, 2025 continues to accrue interest at 6%. Beginning December 31, 2025, all accrued and future deferred compensation amounts are convertible, at Dr. Faupel’s option, into shares of the Company’s common stock at a conversion price of $0.25 per share. All amounts owed to Dr. Faupel become due and payable within ten business days if his employment as Chief Executive Officer is terminated by the Board.

Dr. Faupel was also granted warrants to purchase up to an aggregate of 6,000,000 shares of common stock, subject to the achievement of specified performance milestones related to regulatory progress for the Company’s LuViva Advanced Cervical Scan. The awards consist of (i) warrants to purchase 2,500,000 shares upon receipt of an approvable letter from the U.S. Food and Drug Administration, (ii) warrants to purchase 1,500,000 shares upon receipt of comparable approval from the Chinese National Medical Products Administration, each at an exercise price of $0.40 per share, and (iii) warrants to purchase 2,000,000 shares upon the filing of U.S. pivotal trial data with the FDA at an exercise price of $0.25 per share. The warrants include cashless exercise provisions and expire five years after becoming exercisable, subject to a maximum term of ten years from the date of issuance.

The below table reflects the updated roles and total compensation owed to the named executive officer for the years ended December 31, 2025 and 2024:

Name and Principal Position	Year	Salary ($)		Stock Awards ($)		Warrants ($)		Stock Options ($)		Other ($)		Total ($)
Mark Faupel, Ph.D. - Chief Executive Officer, Chief Operating Officer and Acting Chief Financial Officer	2025	240,000	(1)	38,819	(2)	36,878	(2)	15,171	(3)	8,388	(5)	339,256
	2024	200,000	(1)	-		-		12,000	(4)	6,773	(5)	218,773

(1) From January 2024 - May 2025, Dr. Faupel was owed $16,667 per month as compensation. Beginning May 2025, Mr. Faupel was owed $20,000 per month as compensation. Mr. Faupel was paid $126,725 from January 2024 - December 2025. The remaining balance of his compensation has been deferred.

(2) On August 27, 2025, the Company entered into an agreement with Dr. Faupel to exchange $25,000 of a promissory note payable (issued for deferred compensation) for 138,889 shares of common stock and 138,889 warrants to purchase up to 138,889 shares of common stock. The warrants, which were immediately exercisable upon issuance, expire four years following the issuance date and have an exercise price of $0.25 per share.

(3) On June 3, 2025, the Company granted 110,000 stock options to Dr. Faupel. The stock options, which have an exercise price of $0.14, will expire on June 3, 2025. One fourth of the stock options vested immediately, while the remaining options will vest over a period of 33 months, beginning on September 9, 2025.

(4) On July 9, 2024, the Company granted 100,000 stock options to Mr. Faupel. The stock options, which have an exercise price of $0.12, will expire on July 8, 2034. One fourth of the stock options vested immediately, while the remaining options will vest over a period of 33 months, beginning on October 9, 2024.

(5) Other compensation is related to health insurance benefits.

Outstanding Equity Awards to Officers at December 31, 2025

Name and Principal Position	Number of Securities Underlying Vested Options and Warrants	Number of Securities Underlying Unvested Options	Weighted-Average Exercise Price	Weighted-Average Expiration Date
Mark Faupel, Ph.D. - Chief Executive Officer, Chief Operating Officer and Acting Chief Financial Officer	835,934	4,112,955	0.26	01/17/29

Outstanding Equity Awards to Directors at December 31, 2025

Name and Principal Position	Number of Securities Underlying Vested Options	Number of Securities Underlying Unvested Options	Weighted-Average Exercise Price	Weighted-Average Expiration Date
Michael C. James, Chairman and Director	249,318	110,682	0.17	11/05/33
John E. Imhoff, M.D., Director	249,318	110,682	0.17	11/05/33
Alan Grujic, Director	197,045	112,955	0.18	05/28/34

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables list information regarding the beneficial ownership of our equity securities as of March 10, 2026 by (1) each person whom we know to beneficially own more than 5% of the outstanding shares of our common stock, (2) each director, (3) each officer named in the summary compensation table below, and (4) all directors and executive officers as a group. Unless otherwise indicated, the address of each officer and director is 5835 Peachtree Corners East, Suite B, Peachtree Corners, Georgia 30092.

	Common Stock Beneficially Owned (2)
Name and Address of Beneficial Owner (1)	Number of Shares	%
Blumberg, Richard (6)	14,264,364	14.64%
Faupel, Mark (7)	6,413,886	6.59%
Grujic, Alan (8)	3,240,558	3.47%
Imhoff, John (9)	26,628,069	27.27%
James, Michael (10)	1,517,401	1.63%
All directors and executive officers as a group (5 persons) (11)	52,064,278	47.10%

*	Less than 1%.

(1)

Except as otherwise indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

(2)

Percentage ownership is based on 92,073,062 shares of common stock outstanding as of March 10, 2026. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors that include voting and investment power with respect to shares. Shares of common stock subject to convertible securities convertible or exercisable within 60 days after the record date are deemed outstanding for purposes of computing the percentage ownership of the person holding those securities but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Subject to customary exceptions, these provisions are triggered anytime we issue shares of common stock to third parties at a price lower than the then-current conversion price or exercise price of the subject securities. As a result, the beneficial ownership reported in this table is only as of the date presented, and the beneficial ownership amounts of the persons in this table may increase on a future date, even though such persons have not actually acquired any additional shares of common stock.

(3)	As of March 10, 2026, there were 981 shares of Series F preferred stock outstanding, and each such share was convertible into approximately 4,000 shares of common stock.

(4)	As of March 10, 2026, there were 430 shares of Series F-2 preferred stock outstanding, and each such share was convertible into approximately 4,000 shares of common stock.

(5)	As of March 10, 2026, there were 3,452,000 stock options outstanding, and 2,485,637 shares vested and issuable upon exercise within 60 days after the record date.

(6)

Beneficial ownership includes 8,924,182 shares of common stock, 3,700,000 shares issuable upon exercise of warrants exercisable within 60 days (exercise prices ranging from $0.30 to $0.65 per share), 1,040,000 and 352,000 shares issuable upon conversion of Series F and Series F-2 preferred stock, respectively, and 248,182 shares issuable upon exercise of stock options exercisable within 60 days (exercise prices ranging from $0.12 to $0.29 per share).

(7)

Beneficial ownership includes 1,138,815 shares of common stock directly held, 4,138,889 shares issuable upon exercise of warrants exercisable within 60 days with a strike price of $0.25, 388,000 shares issuable upon conversion of 97 shares of Series F-2 preferred stock, and 748,182 shares issuable upon exercise of stock options exercisable within 60 days (exercise prices ranging from $0.12 to $0.49 per share).

(8)

Beneficial ownership includes 1,817,541 shares of common stock directly held, 1,177,108 shares issuable upon exercise of warrants exercable within 60 days (exercise prices ranging from $0.25 to $0.65 per share), and 245,909 shares issuable upon exercise of stock options exercisable within 60 days (exercise prices ranging from $0.12 to $0.29 per share).

(9)

Beneficial ownership includes 26,629,069 shares of common stock directly held, 5,236,788 shares issuable upon exercise of warrants exercisable within 60 days (exercise prices ranging from $0.12 to $0.65), 40,000 shares issuable upon conversion of 10 shares of Series F preferred stock, and 298,182 shares issuable upon exercise of stock options exercisable within 60 days (exercise prices ranging from $0.12 to $0.49 per share).

(10)

Beneficial ownership includes 653,496 shares of common stock directly held, 566,723 shares issuable upon exercise of warrants exercisable within 60 days (exercise prices ranging from $0.13 to $0.50), and 298,182 shares issuable upon exercise of stock options exercisable within 60 days (exercise prices ranging from $0.12 to $0.49).

(11)	Includes the beneficial ownership of Richard Blumberg (6), Mark Faupel (7), Alan Grujic (8), John Imhoff (9), and Michael James (10).

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Party Transactions

Our Board of Directors recognizes that transactions involving related persons present a heightened risk of conflicts of interest. The Audit Committee reviews and approves transactions involving directors, executive officers, or other related persons. When management becomes aware of a related person transaction, the matter is presented to the Audit Committee for approval or ratification. The Audit Committee generally approves only those transactions it determines are on terms comparable to arm’s-length transactions with an unrelated third party and reports such transactions to the full Board of Directors. Based on the definition of independence of the NASDAQ Stock Market, the board has determined that Mr. James and Dr. Imhoff are independent directors.

Related Person Transactions

During the year ended December 31, 2025, the Company entered into transactions with Dr. Mark Faupel, the Company’s Chief Executive Officer, related to the deferral and settlement of compensation.

Deferred salary owed to Dr. Faupel accrues interest at a rate of 6% per annum. During 2025, the Company issued shares of common stock and warrants to Dr. Faupel in exchange for portions of previously deferred compensation. In addition, all accrued and future deferred compensation balances are convertible, at Dr. Faupel’s option, into shares of the Company’s common stock at a conversion price of $0.25 per share. These arrangements were approved by the Board of Directors.

During the year ended December 31, 2024, the Company issued promissory notes totaling $75,000 to members of its Board of Directors. The notes accrued interest at a rate of 9.0% per annum. In connection with these financings, the Company issued warrants to purchase an aggregate of 75,000 shares of common stock at an exercise price of $0.25 per share. The warrants expire four years from the date of issuance.

During the year ended December 31, 2025, the Company entered into exchange agreements with members of its Board of Directors to convert outstanding indebtedness into equity. These transactions included:

•	On August 21, 2025, the exchange of $25,000 of principal and $2,379 of accrued interest owed to a director for 152,108 shares of common stock and warrants to purchase 152,108 shares at an exercise price of $0.25 per share, expiring four years from issuance.

•	Additional exchanges with members of the Board of Directors totaling $50,000 of principal and $2,602 of accrued interest for an aggregate of 526,014 shares of common stock and warrants to purchase 526,014 shares at an exercise price of $0.13 per share, expiring four years from issuance.

On September 25, 2025, the Company issued a $160,000 promissory note to Dr. John Imhoff, a member of the Board of Directors. The note bears interest at a rate of 10% per annum and matures on February 28, 2027. Beginning November 30, 2025, the Company is required to make monthly payments of $10,000 plus accrued interest.

If the Company fails to make a required payment, Dr. Imhoff has the option to convert the unpaid balance, including accrued interest, into shares of the Company’s common stock at a conversion price of $0.07 per share if the 10-day volume-weighted average price is below $0.50, or $0.14 per share if the 10-day volume-weighted average price is $0.50 or higher. The Company may prepay the note at any time with the holder’s written consent.

During the year ended December 31, 2025, Dr. Imhoff converted $10,000 of principal and $3,682 of accrued interest into 195,460 shares of common stock at a conversion price of $0.07 per share. As of December 31, 2025, the remaining principal balance was $150,000 and accrued interest totaled $534.

All of the foregoing transactions were approved by the Board of Directors. Except as described above, there were no related person transactions during the years ended December 31, 2025 or 2024 that are required to be disclosed pursuant to Item 404(a) of Regulation S-K.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

UHY LLP is our current independent registered public accounting firm. We were billed by UHY LLP approximately $184,856 and $189,695 during the fiscal years ended December 31, 2025 and 2024, respectively, for professional services, which include fees associated with the annual audit of financial statements, as well as the 10-K annual report, review of our quarterly reports, and other SEC filings. The following table summarizes fees billed to us by UHY LLP for the years ended December 31, 2025 and 2024:

	2025	2024
Audit Fees	$178,606	$181,750
Audit-Related Fees	-	-
Tax Fees	6,250	7,945
Total Fees	$184,856	$189,695

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
4.27

Senior Secured Convertible Note, dated December 17, 2019, by and between Guided Therapeutics, Inc. and Auctus Fund, LLC (incorporated by reference to Exhibit 4.27 to the annual report on Form 10-K, filed April 20, 2020)

4.28

Common Stock Warrant, dated December 17, 2019, by and between Guided Therapeutics, Inc. and Auctus Fund, LLC (incorporated by reference to Exhibit 4.28 to the annual report on Form 10-K, filed April 20, 2020)

4.29	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.29 to the annual report on Form 10-K, filed April 20, 2020)
4.30	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.30 to the annual report on Form 10-K, filed April 20, 2020)
4.31	Form of 12% debenture (incorporated by reference to Exhibit 4.31 to the annual report on Form 10-K, filed April 20, 2020)
4.32	Form of Warrant (Exchange Agreements) (incorporated by reference to Exhibit 4.32 to the annual report on Form 10-K, filed April 20, 2020)
4.33	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.33 to the annual report on Form 10-K, filed April 20, 2020)
4.34	Convertible Promissory Note with Auctus, dated March 31, 2020 (incorporated by reference to Exhibit 4.34 to the annual report on Form 10-K filed April 5, 2021)
4.35	Form of Warrant (Auctus Note), dated March 31, 2020 (incorporated by reference to Exhibit 4.35 to the annual report on Form 10-K filed April 5, 2021)
4.36	Form of Warrant (Series D Preferred Stock) (incorporated by reference to Exhibit 4.36 to the annual report on Form 10-K filed April 5, 2021)
4.37	Form of Warrant (Series D Preferred Stock) (incorporated by reference to Exhibit 4.37 to the annual report on Form 10-K filed April 5, 2021)
4.38	Form of Warrant (Ironstone Capital), dated April 23, 2020 (incorporated by reference to Exhibit 4.38 to the annual report on Form 10-K filed April 5, 2021)
4.39	Form of Warrant (Auctus Note), dated May 22, 2020 (incorporated by reference to Exhibit 4.39 to the annual report on Form 10-K filed April 5, 2021)
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
10.14

Securities Purchase Agreement, dated as of February 12, 2018, by and between Guided Therapeutics, Inc. and Adar Bays, LLC (incorporated by reference to Exhibit 10.14 to the annual report on Form 10-K, filed April 20, 2020)

10.15

Securities Purchase Agreement, dated as of February 22, 2018, by and between Guided Therapeutics, Inc. and Power Up (incorporated by reference to Exhibit 10.15 to the annual report on Form 10-K, filed April 20, 2020)

10.16

Lease Modification, dated as of February 23, 2018, by and between Guided Therapeutics, Inc. and TREA Infill Industrial Atlanta, LLC (incorporated by reference to Exhibit 10.16 to the annual report on Form 10-K, filed April 20, 2020)

10.17

Securities Purchase Agreement, dated as of March 12, 2018, by and between Guided Therapeutics, Inc. and Eagle Equities, LLC (incorporated by reference to Exhibit 10.17 to the annual report on Form 10-K, filed April 20, 2020)

10.18

Securities Purchase Agreement, dated as of May 17, 2018, by and between Guided Therapeutics, Inc. and GHS Investments, Inc (incorporated by reference to Exhibit 10.18 to the annual report on Form 10-K, filed April 20, 2020)

10.19

Securities Purchase Agreement, dated as of March 20, 2018, by and between Guided Therapeutics, Inc. and Auctus Fund, LLC (incorporated by reference to Exhibit 10.19 to the annual report on Form 10-K, filed April 20, 2020)

10.20

Securities Purchase Agreement, dated as of April 30, 2018, by and between Guided Therapeutics, Inc. and Power Up (incorporated by reference to Exhibit 10.20 to the annual report on Form 10-K, filed April 20, 2020)

10.21

Securities Purchase Agreement, dated as of June 7, 2018, by and between Guided Therapeutics, Inc. and Power Up (incorporated by reference to Exhibit 10.21 to the annual report on Form 10-K, filed April 20, 2020)

10.22

Securities Purchase Agreement, dated as of June 22, 2018, by and between Guided Therapeutics, Inc. and GHS Investments, Inc (incorporated by reference to Exhibit 10.22 to the annual report on Form 10-K, filed April 20, 2020)

10.23

Securities Purchase Agreement, dated as of July 3, 2018, by and between Guided Therapeutics, Inc. and Auctus Fund, LLC (incorporated by reference to Exhibit 10.23 to the annual report on Form 10-K, filed April 20, 2020)

10.24	Promissory Note, dated as of August 22, 2018, by and between Guided Therapeutics, Inc. and Mr. Case (incorporated by reference to Exhibit 10.24 to the annual report on Form 10-K, filed April 20, 2020)
10.25

Exchange Agreements, dated as of August 31, 2018, by and between Guided Therapeutics, Inc. and Series C1 Preferred Stockholders in exchange for Series C2 Preferred Stock. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed September 6, 2018)

10.26

Promissory Note, dated as of September 19, 2018, by and between Guided Therapeutics, Inc. and Mr. Gould (incorporated by reference to Exhibit 10.26 to the annual report on Form 10-K, filed April 20, 2020)

10.27

Exchange Agreement, dated as of September 30, 2018, by and between Guided Therapeutics, Inc. and Dr. Faupel (incorporated by reference to Exhibit 10.27 to the annual report on Form 10-K, filed April 20, 2020)

47

10.28

Exchange Agreement, dated as of September 30, 2018, by and between Guided Therapeutics, Inc. and Dr. Cartwright (incorporated by reference to Exhibit 10.28 to the annual report on Form 10-K, filed April 20, 2020)

10.29

Equity Financing Agreement, dated as of March 1, 2018, by and between Guided Therapeutics, Inc. and GHS Investments, Inc (incorporated by reference to Exhibit 10.29 to the annual report on Form 10-K, filed April 20, 2020)

10.30

Purchase and Sale Agreement, dated as of February 14, 2019, by and between Guided Therapeutics, Inc. and Everest Business Funding (incorporated by reference to Exhibit 10.30 to the annual report on Form 10-K, filed April 20, 2020)

10.31

Promissory Note, dated as of February 15, 2019, by and between Guided Therapeutics, Inc. and Mr. Gould (incorporated by reference to Exhibit 10.31 to the annual report on Form 10-K, filed April 20, 2020)

10.32

Securities Purchase Agreement, dated as of March 29, 2019, by and between Guided Therapeutics, Inc. and Auctus Fund, LLC (incorporated by reference to Exhibit 10.32 to the annual report on Form 10-K, filed April 20, 2020)

10.33

Securities Purchase Agreement, dated as of May 15, 2019, by and between Guided Therapeutics, Inc. and Eagle Equities, LLC (incorporated by reference to Exhibit 10.33 to the annual report on Form 10-K, filed April 20, 2020)

10.34

Securities Purchase Agreement, dated as of May 15, 2019, by and between Guided Therapeutics, Inc. and Adar Bays, LLC (incorporated by reference to Exhibit 10.34 to the annual report on Form 10-K, filed April 20, 2020)

10.35

Loan Agreement, dated as of July 1, 2019, by and between Guided Therapeutics, Inc. and Accilent Capital Management Inc. / Rev Royalty Trust Income and Growth Trust (incorporated by reference to Exhibit 10.35 to the annual report on Form 10-K, filed April 20, 2020)

10.36

License Agreement Modification, dated as of July 24, 2019, by and between Guided Therapeutics, Inc. and Shandong Medical Instrument Corporation (incorporated by reference to Exhibit 10.36 to the annual report on Form 10-K, filed April 20, 2020)

10.37

Addendum to the Exchange Agreement, dated as of September 30, 2018, by and between Guided Therapeutics, Inc. and Dr. Faupel (incorporated by reference to Exhibit 10.37 to the annual report on Form 10-K, filed April 20, 2020)

10.38

Addendum to the Exchange Agreement, dated as of September 30, 2018, by and between Guided Therapeutics, Inc. and Dr. Cartwright (incorporated by reference to Exhibit 10.38 to the annual report on Form 10-K, filed April 20, 2020)

10.39

Exchange Agreement, dated as of December 5, 2019, by and between Guided Therapeutics, Inc. and Aquarius (incorporated by reference to Exhibit 10.39 to the annual report on Form 10-K, filed April 20, 2020)

10.40

Securities Purchase Agreement, dated as of December 17, 2019, by and between Guided Therapeutics, Inc. and Auctus Fund, LLC (incorporated by reference to Exhibit 10.40 to the annual report on Form 10-K, filed April 20, 2020)

10.41

Security Agreement, dated December 17, 2019, by and between Guided Therapeutics, Inc. and Auctus Fund, LLC (incorporated by reference to Exhibit 10.41 to the annual report on Form 10-K, filed April 20, 2020)

10.42

Registration Rights Agreement, dated December 17, 2019, by and between Guided Therapeutics, Inc. and Auctus Fund, LLC (incorporated by reference to Exhibit 10.42 to the annual report on Form 10-K, filed April 20, 2020)

10.43

Form of Securities Purchase Agreement between Guided Therapeutics, Inc. and investors set forth therein (incorporated by reference to Exhibit 10.43 to the annual report on Form 10-K, filed April 20, 2020)

10.44	Form of Security Agreement between the Guided Therapeutics, Inc. and investors set forth therein (incorporated by reference to Exhibit 10.44 to the annual report on Form 10-K, filed April 20, 2020)
10.46	Securities Purchase Agreement (Series D), dated December 30, 2019 (incorporated by reference to Exhibit 10.46 to the annual report on Form 10-K, filed April 20, 2020)
10.47	Registration Rights Agreement (Series D), dated December 30, 2019 (incorporated by reference to Exhibit 10.47 to the annual report on Form 10-K, filed April 20, 2020)
10.48	Form of Joinder Agreement (Series D), dated December 30, 2019 (incorporated by reference to Exhibit 10.48 to the annual report on Form 10-K, filed April 20, 2020)
10.49

Form of Exchange Agreement, dated as of December 30, 2019, by and between Guided Therapeutics, Inc. and Investors (incorporated by reference to Exhibit 10.49 to the annual report on Form 10-K, filed April 20, 2020)

10.50	Exchange Agreement, dated as of December 30, 2019, by and between Guided Therapeutics, Inc. and K2 (incorporated by reference to Exhibit 10.50 to the annual report on Form 10-K, filed April 20, 2020)
10.51

Exchange Agreement, dated as of December 30, 2019, by and between Guided Therapeutics, Inc. and Mr. Blumberg (incorporated by reference to Exhibit 10.51 to the annual report on Form 10-K, filed April 20, 2020)

10.52

Exchange Agreement, dated as of December 30, 2019, by and between Guided Therapeutics, Inc. and Dr. Imhoff (incorporated by reference to Exhibit 10.52 to the annual report on Form 10-K, filed April 20, 2020)

10.53

Exchange Agreement, dated as of January 6, 2020, by and between Guided Therapeutics, Inc. and Jones Day Law Firm (incorporated by reference to Exhibit 10.53 to the annual report on Form 10-K, filed April 20, 2020)

48

10.54

Finder’s Fee Agreement, dated as of January 6, 2020, by and between Guided Therapeutics, Inc. and Iron Stone Capital (incorporated by reference to Exhibit 10.54 to the annual report on Form 10-K, filed April 20, 2020)

10.55

Promissory Note, dated as of January 15, 2020, by and between Guided Therapeutics, Inc. and IRTH Communications, LLC (incorporated by reference to Exhibit 10.55 to the annual report on Form 10-K, filed April 20, 2020)

10.56

Exchange Agreement, dated as of January 16, 2020, by and between Guided Therapeutics, Inc. and GPB Debt Holdings II, LLC (incorporated by reference to Exhibit 10.56 to the annual report on Form 10-K, filed April 20, 2020)

10.57

Promotional Agreement, dated as of January 22, 2020, by and between Guided Therapeutics, Inc. and Blumberg & Bowles Consulting, LLC (incorporated by reference to Exhibit 10.57 to the annual report on Form 10-K, filed April 20, 2020)

10.58

Securities Purchase Agreement, dated as of March 31, 2020, by and between Guided Therapeutics, Inc. and Auctus Fund, LLC (incorporated by reference to Exhibit 10.58 to the annual report on Form 10-K, filed April 20, 2020)

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

49

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

50

10.95	Form of Warrant dated December 18, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 23, 2024)
10.96	Form of Securities Purchase Agreement dated December 18, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 23, 2024)
10.97

Exchange Agreement dated February 28, 2025 by and between Guided Therapeutics, Inc. and Dr. John Imhoff (incorporated by reference to Exhibit 10.97 to the annual report on Form 10-K filed March 31, 2025)

10.98

Exchange Agreement dated February 28, 2025 by and between Guided Therapeutics, Inc. and Michael C. James (incorporated by reference to Exhibit 10.98 to the annual report on Form 10-K filed March 31, 2025)

10.99

Form of Exchange Agreements entered into on March 3, 2025 by and between Guided Therapeutics, Inc. and the Series C-1 and C-2 Preferred Stock investors (incorporated by reference to Exhibit 10.99 to the annual report on Form 10-K filed March 31, 2025)

10.100

Form of Promissory Note entered into on March 7, 2025 by and between Guided Therapeutics, Inc. and Dr. Mark Faupel (incorporated by reference to Exhibit 10.100 to the annual report on Form 10-K filed March 31, 2025)

10.101	Form of Securities Purchase Agreement dated March 18, 2025 (incorporated by reference to Exhibit 10.101 to the annual report on Form 10-K filed March 31, 2025)
10.102	Form of Warrant Agreement dated March 18, 2025 (incorporated by reference to Exhibit 10.102 to the annual report on Form 10-K filed March 31, 2025)
10.103	Promissory Note dated April 1, 2025 issued to 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025).
10.104	Securities Purchase Agreement dated April 1, 2025 with 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025).
10.105	Promissory Note dated May 1, 2025 issued to 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025).
10.106	Securities Purchase Agreement dated May 1, 2025 with 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025).
10.107	Promissory Note dated May 2, 2025 issued to John Gould (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025).
10.108	Warrant dated May 2, 2025 issued to John Gould (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025).
10.109

Letter from the Compensation Committee of the Board of Directors of Guided Therapeutics, Inc. to Mark Faupel dated June 3, 2025 approving revised compensation package (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025).

10.110	Exchange Agreement dated August 27, 2025 between the Company and Mark Faupel (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2025).
10.111	Exchange Agreement dated August 27, 2025 between the Company and Alan Grujic (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2025).
10.112

Form of Securities Purchase Agreement dated August 29, 2025 between the Company and the investors named therein (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2025).

10.113

Form of Warrant Agreement dated August 29, 2025 between the Company and the investors named therein (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2025).

10.114

Convertible Promissory Note dated September 25, 2025 issued to John Imhoff in the principal amount of $160,000 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2025).

10.115

Promissory Note dated August 27, 2025 issued to Labrys Fund II, L.P. in the principal amount of $107,800 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2025).

10.116

Securities Purchase Agreement dated August 27, 2025 between the Company and Labrys Fund II, L.P. (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2025).

10.117

Promissory Note dated October 3, 2025 issued to 1800 Diagonal Lending LLC in the principal amount of $123,050 (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2025).

10.118

Securities Purchase Agreement dated October 3, 2025 between the Company and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2025).

10.119*	Promissory Note, dated January 8, 2026, issued by the Company to 1800 Diagonal Lending LLC in the principal amount of $157,550.
10.120*	Form of Warrant Exchange Agreement, dated February 25, 2026, by and between the Company and certain holders of the Company’s outstanding warrants.
10.121*	Third Amendment to Industrial Building Lease
10.122*	Form of Securities Purchase Agreement, Dated November 21, 2025, by and between the Company and certain institutional investors
10.123*	Securities Purchase Agreement, dated December 30, 2025, by and between the Company and GS Capital Partners, LLC (including form of Convertible Promissory Note and Common Stock Purchase Warrant)
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the registration statement on Form S-1 (No. 333-169755) filed October 5, 2010)
31*	Certification of the Principal Executive Officer and Principal Financial Officer
32.1*	Section 1350 Certifications.
101.1*

Interactive data files for Guided Therapeutics, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) the Audited Consolidated Balance Sheets; (ii) the Audited Consolidated Statements of Income; (iii) the Audited Consolidated Statements in Stockholders' Deficit; (iv) the Audited  Consolidated Statements of Cash Flows; and (v) the Notes to the Audited Consolidated Financial Statements.

104	The cover page from Guided Therapeutics, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2025 (formatted in Inline XBRL and included in Exhibit 101)

*Filed herewith

Item 16. Form 10-K Summary

None.

51

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.

By:	/s/ Mark Faupel
Mark Faupel
President, Chief Executive Officer, Chief Operating Officer and Acting Chief Financial Officer

Date: March 30, 2026

52