Form 10-Q
period 2026-03-31
GUIDED THERAPEUTICS INC
filed 2026-05-15
CIK 924515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2026

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

As of May 12, 2026, the registrant had 96,537,349 shares of Common Stock, $0.001 par value per share, outstanding.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31,	December 31,
	2026	2025
ASSETS

Current Assets:
Cash and cash equivalents	$369	$63
Accounts receivable, net of allowance for credit losses of $4 at March 31, 2026 and December 31, 2025	4	4
Inventory, net of reserves of $818 at March 31, 2026 and December 31, 2025	469	448
Other current assets	69	90
Total current assets	911	605

Non-Current Assets:
Property and equipment, net	13	16
Operating lease right-of-use asset, net of amortization	663	686
Other assets	17	17
Total non-current assets	693	719

TOTAL ASSETS	$1,604	$1,324

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$2,277	$2,416
Accounts payable, related parties	32	31
Accrued liabilities	1,129	1,170
Deferred compensation conversion liability, at fair value	331	548
Deferred revenue	189	189
Current portion of lease liability	58	45
Current portion of long-term debt, related parties	430	621
Short-term notes payable	65	82
Short-term convertible notes, net of discounts	264	347
Short-term convertible debt in default	1,150	1,150
Derivative liability at fair value	37	37
Total current liabilities	5,962	6,636

Long-Term Liabilities
Long-term lease liability	627	651
Long-term notes payable	17	23
Long-term debt, related parties	174	20
Total long-term liabilities	818	694

Total liabilities	6,780	7,330

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ DEFICIT:

Series C preferred stock, $0.001 par value; 9.0 shares authorized; no shares issued or outstanding as of March 31, 2026 and December 31, 2025.	-	-
Series C1 convertible preferred stock, $0.001 par value; 20.3 shares authorized, 0.4 shares issued and outstanding as of March 31, 2026 and December 31, 2025. Liquidation preference of $374 at March 31, 2026 and December 31, 2025.	61	61
Series C2 preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued or outstanding as of March 31, 2026 and December 31, 2025.	-	-
Series D preferred stock, $0.001 par value; 6.0 shares authorized, 0.1 shares issued and outstanding as of March 31, 2026 and December 31, 2025. Liquidation preference of $50 at March 31, 2026 and December 31, 2025.	18	18
Series E preferred stock, $0.001 par value; 5.0 shares authorized, 0.2 and 0.3 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively. Liquidation preference of $200 and $300 at March 31, 2026 and December 31, 2025, respectively.	189	284
Series F preferred stock, $0.001 par value; 1.5 shares authorized, 0.3 and 1.0 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively. Liquidation preference of $271 and $981 at March 31, 2026 and December 31, 2025, respectively.	226	817
Series F-2 preferred stock, $0.001 par value; 3.5 shares authorized, 0.2 and 0.5 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively. Liquidation preference of $245 and $480 at March 31, 2026 and December 31, 2025, respectively.	223	438
Common stock, $0.001 par value; 500,000 shares authorized, 96,508 and 86,154 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	3,481	3,471
Additional paid-in capital	148,826	146,092
Treasury stock at cost	(132)	(132)
Accumulated deficit	(158,068)	(157,055)

Total stockholders’ deficit	(5,176)	(6,006)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,604	$1,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2026	2025

Sales - devices and disposables	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses:
Research and development	45	74
Sales and marketing	23	73
General and administrative	451	267
Gain on remeasurement of deferred compensation conversion liability	(217)	-
Total operating expenses	302	414

Loss from operations	(302)	(414)

Other income (expenses):
Interest expense	(151)	(147)
Inducement charge for warrants issued	(78)	-
Change in fair value of derivative liability	13	52
Gain from forgiveness of debt	3	16
Loss on extinguishment of debt	-	(32)
Other income	15	98
Total other income (expense)	(198)	(13)

Loss before income taxes	(500)	(427)
Provision for income taxes	-	-

Net loss	(500)	(427)
Deemed dividend	(510)	-
Preferred stock dividends	(3)	(36)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,013)	$(463)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted average shares outstanding
Basic	88,836	68,291
Diluted	88,836	68,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2026
(unaudited, in thousands)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series C		Series C1		Series C2		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2025	-	$-	-	$61	-	$-	-	$18
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-	-	-
Conversion of Preferred Stock Series E to common stock	-	-	-	-	-	-	-	-
Conversion of Preferred Stock Series F to common stock	-	-	-	-	-	-	-	-
Conversion of Preferred Stock Series F-2 to common stock	-	-	-	-	-	-	-	-
Conversion of debt to common stock and warrants	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Exchange and exercise of warrants	-	-	-	-	-	-	-	-
Extension of warrant expiration dates and deemed dividend	-	-	-	-	-	-	-	-
Warrants issued with debt	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at March 31, 2026	-	$-	-	$61	-	$-	-	$18

	Preferred Stock		Preferred Stock		Preferred Stock
	Series E		Series F		Series F2
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2025	-	$284	1	$817	-	$438
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-
Conversion of Preferred Stock Series E to common stock	-	(95)	-	-	-	-
Conversion of Preferred Stock Series F to common stock	-	-	(1)	(591)	-	-
Conversion of Preferred Stock Series F-2 to common stock	-	-	-	-	-	(215)
Conversion of debt to common stock and warrants	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-
Exchange and exercise of warrants	-	-	-	-	-	-
Extension of warrant expiration dates and deemed dividend	-	-	-	-	-	-
Warrants issued with debt	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance at March 31, 2026	-	$189	-	$226	-	$223

			Additional
	Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2025	86,154	$3,471	$146,092	$(132)	$(157,055)	$(6,006)
Issuance of common stock for payment of Series E preferred dividends	25	-	14	-	-	14
Issuance of common stock for payment of Series F preferred dividends	212	-	42	-	-	42
Issuance of common stock for payment of Series F-2 preferred dividends	72	-	15	-	-	15
Conversion of Preferred Stock Series E to common stock	400	-	95	-	-	-
Conversion of Preferred Stock Series F to common stock	2,840	3	588	-	-	-
Conversion of Preferred Stock Series F-2 to common stock	940	1	214	-	-	-
Conversion of debt to common stock and warrants	1,040	1	202	-	-	203
Stock-based compensation	-	-	68	-	-	68
Exchange and exercise of warrants	4,825	5	975	-	-	980
Extension of warrant expiration dates and deemed dividend	-	-	510	-	(510)	-
Warrants issued with debt	-	-	11	-	-	11
Accrued preferred dividends		-	-	-	(3)	(3)
Net loss	-	-	-	-	(500)	(500)
Balance at March 31, 2026	96,508	$3,481	$148,826	$(132)	$(158,068)	$(5,176)

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

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(500)	$(427)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2	2
Amortization of debt issuance costs and discounts	48	67
Stock based compensation	68	19
Change in fair value of derivatives	(13)	(52)
Change in fair value of deferred compensation conversion liability	(217)	-
Amortization of lease right-of-use-asset	22	23
Inducement charge for warrants issued	78	-
Gain from forgiveness of debt	(3)	(16)
Loss on extinguishment of debt	-	32
Other non-cash expenses	6	7
Change in operating assets and liabilities:
Accounts receivable	-	1
Inventory	(21)	-
Other current assets	21	111
Accounts payable and accrued liabilities	(97)	106
Lease liabilities	(11)	(25)
Deferred revenue	-	(179)
NET CASH USED IN OPERATING ACTIVITIES	(617)	(331)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrant exercises	980	-
Proceeds from the issuance of notes payable	188	-
Payments made on notes payable	(215)	(147)
Payments made on notes payable issued to related parties	(2)	-
Payments of debt issuance costs	(28)	-
Proceeds from issuance of common stock and warrants in private placement offerings	-	205
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	923	58

NET CHANGE IN CASH AND CASH EQUIVALENTS	306	(273)

Cash at beginning of period	63	388

CASH AT END OF PERIOD	$369	$115

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$23	$20

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Dividends on preferred stock	$3	$36
Deemed dividend for warrant exchanges	$510	$-
Common stock issued for payment of accrued dividends	$70	$15
Conversion of Preferred Stock Series C to common stock	$-	$105
Conversion of Preferred Stock Series C1 to common stock	$-	$109
Conversion of Preferred Stock Series C2 to common stock	$-	$439
Conversion of Preferred Stock Series D to common stock	$-	$127
Conversion of Preferred Stock Series E to common stock	$94	$-
Conversion of Preferred Stock Series F to common stock	$591	$-
Conversion of Preferred Stock Series F-2 to common stock	$215	$23
Conversion of debt and accrued interest into common stock	$126	$-
Warrants issued with debt	$11	$-
Inception of derivative liability	$13	$-

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934. The December 31, 2025 balances reported herein are derived from the audited consolidated financial statements for the year ended December 31, 2025. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the full year.

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company as of March 31, 2026 and December 31, 2025, and the consolidated results of operations and cash flows for the three-month periods ended March 31, 2026 and 2025 have been included. Amounts are reported in thousands of dollars, except per share amounts, unless otherwise noted.

The Company’s prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of March 31, 2026, it had an accumulated deficit of approximately $158.0 million. To date, the Company has engaged primarily in research and development efforts and the early stages of marketing its products. The Company may not be successful in growing sales for its products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. The Company’s products may not ever gain market acceptance and the Company may not ever generate significant revenues or achieve profitability. The development and commercialization of the Company’s products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue for the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

Going Concern

The Company’s consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. The factors below raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

At March 31, 2026, the Company had a working capital deficit of approximately $5.1 million, accumulated deficit of $158.0 million, and incurred a net loss attributable to common stockholders of $1.0 million for the three months then ended. Stockholders’ deficit totaled approximately $5.2 million at March 31, 2026, primarily due to recurring net losses from operations.

During the three months ended March 31, 2026, the Company received $1.0 million of proceeds from warrant exercises and $0.2 million of proceeds from issuances of notes payable. The Company will need to continue to raise capital in order to provide funding for its operations and to support the U.S. Food and Drug Administration (“FDA”) and China National Medical Products Administration (“NMPA”) approval process. If sufficient capital cannot be raised, the Company will continue its plans of curtailing operations by reducing discretionary spending and staffing levels and attempting to operate by only pursuing activities for which it has external financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant areas where estimates are used include the inventory valuation, valuation of share-based compensation, the valuation of the deferred compensation conversion liability, and the valuation of the convertible note payable derivative liability. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s financial statements.

Recently Adopted Accounting Pronouncements

In August 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt, which clarifies the accounting for certain modifications or exchanges of convertible debt instruments that are induced by the issuer. The guidance requires entities to recognize, as an expense in the period incurred, the incremental fair value of consideration transferred to induce conversion, to the extent the transaction qualifies as an induced conversion.

The Company adopted this guidance on a prospective basis during the three months ended March 31, 2026. During the three months ended March 31, 2026, the Company recognized an inducement charge of approximately $78 related to the conversion of a convertible note and accrued interest into common stock, which included the issuance of warrants as additional consideration to induce conversion. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or cash flows.

Recently Issued Accounting Standard Updates (“ASUs”) Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to provide additional disaggregated expense disclosures in both annual and interim periods. In January 2025, the FASB issued ASU No. 2025-01, which clarifies the effective date of ASU 2024-03. As clarified, the guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

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

Cash Equivalents

The Company considers all highly liquid investments with original maturity of three months or less when purchased to be a cash equivalent.

Concentrations of Credit Risk

The Company maintains a cash balance in a financial institution that is insured by the Federal Deposit Insurance Corporation up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations. The amount in excess of insured limitations was $121 and nil as of March 31, 2026 and December 31, 2025, respectively.

Inventory Valuation

All inventories are stated at the lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis. Selling, general, and administrative expenses are not inventoried, but are charged to expense when incurred. The following schedule presents a summary of inventories by major class:

	March 31,	December 31,
	2026	2025

Raw materials	$1,212	$1,191
Work-in-progress	71	71
Finished goods	4	4
Inventory reserve	(818)	(818)

Total inventory	$469	$448

The company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Depreciation and amortization expense are included in general and administrative expense on the statements of operations. Expenditures for repairs and maintenance are expensed as incurred. The following schedule presents a summary of property, equipment and leasehold improvements, net:

	March 31,	December 31,
	2026	2025

Equipment	$953	$953
Software	634	634
Furniture and fixtures	17	17
Leasehold improvements	12	12

Subtotal	1,616	1,616
Less accumulated depreciation	(1,603)	(1,600)

Property, equipment and leasehold improvements, net	$13	$16

Depreciation expense related to property and equipment for the three months ended March 31, 2026 and 2025 was not material.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the associated debt. Debt issuance costs are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability consistent with the debt discount.

Patent Costs (Principally Legal Fees)

Costs incurred in filing, prosecuting, and maintaining patents are recurring, and expensed as incurred. Costs for maintaining patents are expensed as incurred as the Company has not yet received U.S. FDA approval and recovery of these costs is uncertain. Such costs were not material for the three months ended March 31, 2026 and 2025.

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

Accrued Liabilities

The following table presents a summary of accrued liabilities:

	March 31, 2026	December 31, 2025

Compensation	$570	$525
Professional fees	37	115
Interest	347	291
Vacation	40	35
Preferred dividends	128	195
Other accrued expenses	7	9

Accrued liabilities	$1,129	$1,170

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

•

Step 3 – Determine the transaction price: transaction price is the amount of consideration that the entity can be entitled to, in exchange for transferring the promised goods and services to a customer, excluding amounts collected on behalf of third parties. Transaction prices for the Company’s products include fixed prices stated in purchase orders or distribution agreements.

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

The Company evaluated its arrangements under the principal versus agent guidance in ASC 606 and determined that it acts as the principal in its revenue arrangements because it controls the specified goods prior to transfer to the customer, is primarily responsible for fulfilling the promise to provide the goods and has discretion in establishing pricing. Accordingly, revenue is recognized on a gross basis. For the three months ended March 31, 2025, all of the Company’s revenue was generated from sales to customers located in China.

Contract Balances

The Company defers payments received as revenue until earned based on the related contracts and applying ASC 606 as required. Deferred revenue totaled $189, $189, and $849 as of March 31, 2026, December 31, 2025 and December 31, 2024, respectively.

The Company did not have material contract asset balances as of the periods presented.

Trade Receivables

Trade receivables are recorded net of allowances for chargebacks, cash discounts for prompt payment and credit losses. The Company estimates an allowance for expected credit losses by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The corresponding expense for the credit loss allowance is reflected in selling, general and administrative expenses. The credit loss allowance was immaterial as of March 31, 2026 and December 31, 2025.

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

The Company has filed its 2025 federal and state corporate tax returns. Although the Company has been experiencing recurring losses, it is required to file tax returns for compliance with IRS regulations and that of applicable state jurisdictions. At December 31, 2025, the Company had approximately $66.3 million of net operating losses carryforward available, $3.0 million of which will expire in 2026. The remaining net operating loss will be eligible to be carried forward for tax purposes at federal and applicable states’ level. A full valuation allowance has been recorded related to the deferred tax assets.

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

The Company evaluates all warrants to determine whether they should be classified as equity or liabilities in accordance with ASC 815-40. Warrants that are not indexed to the Company's own stock or that require net cash settlement are classified as liabilities and measured at fair value each reporting period. As of the periods presented, the Company had no outstanding liability-classified warrants.

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

Certain share-based awards provide for settlement at the employee's election, including conversion features embedded in deferred compensation arrangements. When the employee, rather than the Company, controls the settlement method, the award does not meet the criteria for equity classification and is instead classified as a liability under ASC 718. Liability-classified awards are initially measured at fair value on the grant date and remeasured to fair value at each subsequent reporting date, with changes in fair value recognized as compensation cost or a reduction thereof in the period of change. The liability is presented separately on the condensed consolidated balance sheets as "Deferred compensation conversion liability, at fair value." The fair value of liability-classified awards is estimated using the Black-Scholes option pricing model, consistent with the methodology described below.

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

During the three months ended March 31, 2026, the Company recognized $60 of expense for stock options and $8 of expense for warrants issued to a consultant. During the three months ended March 31, 2025, the Company recognized $19 of expense for stock options. The fair value of the deferred compensation conversion liability was $331 as of March 31, 2026. During the three months ended March 31, 2026, the Company recognized a reduction in compensation cost of $217 related to the remeasurement of this liability, presented as "Gain on remeasurement of deferred compensation conversion liability" in the condensed consolidated statements of operations.

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

3. STOCKHOLDERS’ DEFICIT

Common Stock

The Company has authorized 500,000,000 shares of common stock with $0.001 par value. As of March 31, 2026 and December 31, 2025, 96,508,395 and 86,153,918 shares of common stock were issued and outstanding, respectively.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with $0.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

Series C Preferred Stock

The board designated 9,000 shares of preferred stock as Series C Preferred Stock. At March 31, 2026 and December 31, 2025, there were no shares of Series C Preferred Stock issued or outstanding.

Holders of the Series C Preferred Stock were entitled to quarterly cumulative dividends at an annual rate of 12.0% until 42 months after the original issuance date (the “Dividend End Date”), payable in cash or, subject to certain conditions, the Company’s common stock. Unpaid accrued dividends were $120 as of March 31, 2026 and December 31, 2025.

Series C1 Convertible Preferred Stock

The board designated 20,250 shares of preferred stock as Series C1 Convertible Preferred Stock (“Series C1”), of which 374.25 shares were issued and outstanding at March 31, 2026 and December 31, 2025. Shares of Series C1 are convertible into common stock by their holder at any time and may be mandatorily convertible upon the achievement of specified average trading prices for the Company’s common stock. The Series C1 shares have a conversion price of $0.50 per share.

The terms of the Series C1 Preferred Stock are substantially similar to those of the Series C Preferred Stock, except that Series C1 does not accrue dividends or provide for at-the-market make-whole payments and does not automatically adjust in connection with reverse stock splits or conversions of outstanding convertible debt.

Series C2 Preferred Stock

On August 31, 2018, the Company entered into agreements with certain holders of its Series C1 Preferred Stock to exchange those shares for an equal number of newly created Series C2 Preferred Stock. At March 31, 2026 and December 31, 2025, there were no shares of Series C2 Preferred Stock issued and outstanding.

Series D Preferred Stock

The Board designated 6,000 shares of preferred stock as Series D Preferred Stock, of which 50 shares were issued and outstanding at March 31, 2026 and December 31, 2025. The Series D Preferred Stock was issued in 2021 in connection with a financing transaction that included common stock and warrants. Each share has a par value of $0.001 and a stated value of $750. The Series D Preferred Stock is not currently convertible; however, conversion may occur at the request of the holder with the Company’s approval. The Series D Preferred Stock accrued dividends for a period of five years from the date of issuance, after which dividends no longer accrue. As the five-year accrual period has ended, no additional dividends are accruing as of March 31, 2026. Accrued dividends as of March 31, 2026 and December 31, 2025 were not material.

Series E Preferred Stock

The Board designated 5,000 shares of preferred stock as Series E Preferred Stock, of which 200 and 300 shares were issued and outstanding at March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026, the Company issued 25,338 shares of common stock in payment of accrued dividends on the Series E Preferred Stock and issued 400,000 shares of common stock upon the conversion of 100 shares of Series E Preferred Stock. These transactions were with Dr. Imhoff, a member of the Company’s Board of Directors.

The Series E Preferred Stock is not currently convertible; however, conversion may occur at the request of the holder with the Company’s approval. The Series E Preferred Stock no longer accrues dividends. Each share of Series E Preferred Stock has a par value of $0.001 and a stated value of $1,000. Holders were entitled to cumulative dividends at a rate of 8% per annum for a period of five years from the date of issuance, payable annually in cash or, at the Company’s option, shares of common stock.

Series F Convertible Preferred Stock

The Board designated 1,500 shares of preferred stock as Series F Preferred Stock, of which 271 and 981 shares were issued and outstanding at March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026, the Company issued 2,840,000 shares of common stock upon the conversion of 710 shares of Series F Preferred Stock and issued 211,645 shares of common stock in payment of accrued dividends.

Each share of Series F Preferred Stock has a stated value of $1,000 and was originally convertible into 4,000 shares of common stock. The Series F Preferred Stock is not currently convertible; however, conversion may occur at the request of the holder with the Company’s approval. Holders were entitled to cumulative dividends at a rate of 6% per annum for a period of five years from the date of issuance, after which no further dividends accrue. Accrued dividends related to the Series F Preferred Stock were not material as of March 31, 2026 and totaled $45 as of December 31, 2025.

Series F-2 Preferred Stock

The Company was oversubscribed for its Series F Preferred Stock, resulting in the designation of Series F-2 Preferred Stock with substantially similar terms. The Board designated 3,500 shares of preferred stock as Series F-2 Preferred Stock, of which 245 and 480 shares were issued and outstanding at March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026, the Company issued 940,000 shares of common stock upon the conversion of 235 shares of Series F-2 Preferred Stock and issued 72,189 shares of common stock in payment of accrued dividends.

Each share of Series F-2 Preferred Stock has a stated value of $1,000 and was originally convertible into 4,000 shares of common stock. The Series F-2 Preferred Stock was convertible for a period of five years from the date of issuance. Of the shares currently outstanding, 125 shares remain within their five-year conversion period and are convertible at the request of the holder with the Company's approval, while the remaining 120 shares are no longer convertible as the applicable conversion period has expired. Holders were entitled to cumulative dividends at a rate of 6% per annum for a period of five years from the date of issuance, after which no further dividends accrue. Accrued dividends related to the Series F-2 Preferred Stock were not material as of March 31, 2026 and totaled $22 as of December 31, 2025.

Series G Preferred Stock

During January 2021, the board designated 1,000,000 shares of preferred stock as Series G Preferred Stock, none of which remained outstanding as of March 31, 2026 or December 31, 2025. The Series G Convertible Preferred Stock had a mandatory redemption feature and was fully redeemed prior to January 1, 2022.

Warrants

The following table summarizes changes in the Company’s outstanding warrants to purchase common stock for the three months ended March 31, 2026 and 2025:

	Warrants (Underlying Shares)	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2025	45,165,649	$0.40
Warrants issued	5,177,500	0.21
Warrants exchanged	(4,825,000)	0.51
Warrants expired	(900,000)	0.30
Warrants exercised	(4,825,000)	$0.20
Outstanding, March 31, 2026	39,793,149	$0.39

	Warrants (Underlying Shares)	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2024	37,174,468	$0.42
Warrants issued	2,571,023	0.13
Outstanding, March 31, 2025	39,745,491	$0.40

Warrant Exchange Transactions

On February 25, 2026, the Company entered into a series of warrant exchange agreements with certain holders of its outstanding warrants originally issued in 2022. Under these agreements, holders were offered two alternatives: (i) exchange one of their existing warrants with exercise prices of $0.50 and $0.65 per share for new warrants with reduced exercise prices of $0.20 or $0.25 per share, respectively, which were required to be exercised immediately, and retain the remaining warrants with their original exercise prices of $0.50 or $0.65 per share and receive a one-year extension of the original expiration date, or (ii) keep the terms of the existing warrants unchanged. These transactions were conducted pursuant to individually negotiated exchange agreements with each holder.

As a result of these transactions, approximately 4,825,000 warrants were exchanged for new warrants at a reduced exercise price and exercised immediately, resulting in the issuance of approximately 4,825,000 shares of common stock and cash proceeds of approximately $980 to the Company. The remaining approximately 4,425,000 warrants retained their original exercise prices and had their expiration dates extended by one year and remain outstanding, expiring in 2027. The one-year extension of the remaining warrants resulted in incremental fair value of approximately $510, which was recognized as a deemed dividend recorded as an adjustment to additional paid-in capital. Holders of approximately 11,973,080 warrants elected to keep the terms of their existing warrants unchanged pursuant to Alternative (ii); these warrants retain their original exercise prices and expiration dates and are scheduled to expire in 2026.

Debt Conversion and Warrant Issuance

On March 16, 2026, the Company entered into an exchange agreement with the holder of a $75 convertible promissory note, pursuant to which the holder agreed to convert the outstanding principal and accrued interest of $8 into 414,082 shares of the Company’s common stock at a conversion price of $0.20 per share. In connection with the exchange, the Company also issued warrants to purchase 300,000 shares of common stock. The warrants have an exercise price of $0.30 per share and expire three years from the date of issuance.

The fair value of the warrants issued was estimated using the Black-Scholes option pricing model with the following assumptions: an expected term of 3.0 years, stock price of $0.28, exercise price of $0.30, volatility of 204.8%, a risk-free interest rate of 3.69%, and no expected dividends. The estimated fair value per warrant was approximately $0.26.

The issuance of the warrants represented additional consideration to induce the conversion of the note. Accordingly, the Company recognized an inducement charge of approximately $78 during the three months ended March 31, 2026, which is presented as “Inducement charges” in the unaudited condensed consolidated statements of operations.

Deferred Compensation and Warrant Issuance

On February 20, 2026, the Company entered into an Exchange and Deferred Compensation Agreement with a former employee and consultant pursuant to which the Company agreed to provide compensation for services previously rendered. Under the terms of the agreement, the Company issued warrants to purchase 22,500 shares of the Company’s common stock and agreed to make cash payments totaling $20, payable in five equal monthly installments of $4 beginning March 1, 2026.

The fair value of the warrants issued was estimated using the Black-Scholes option pricing model with the following assumptions: an expected term of 3.0 years, stock price of $0.40, exercise price of $0.35, volatility of 203.3%, a risk-free interest rate of 3.5%, and no expected dividends. The estimated fair value per warrant was $0.37.

Based on these assumptions, the Company recognized stock-based compensation expense of approximately $8 during the three months ended March 31, 2026 related to the issuance of 22,500 warrants.

Warrants Issued in Connection with Promissory Note

On February 6, 2026, the Company issued a promissory note in the principal amount of $30 to an investor. In connection with the issuance of the note, the Company issued warrants to purchase 30,000 shares of common stock. The warrants have an exercise price of $0.40 per share, were exercisable upon issuance, and expire three years from the issuance date. The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: expected term of 3.0 years, stock price of $0.40, exercise price of $0.40, volatility of 202.8%, risk-free interest rate of 3.6%, and no expected dividends. The estimated fair value per warrant was $0.37.

Based on these assumptions, the total fair value of the warrants was approximately $11, which was recorded as a discount to the note and is being amortized to interest expense over the term of the note.

March 2025 Private Placement Offering

On March 18, 2025, the Company entered into a Securities Purchase Agreement with certain investors for a private placement of 2,045,009 units at a purchase price of $0.10 per unit, generating gross proceeds of $205. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock. The warrants were exercisable immediately, expire four years from issuance, and have an exercise price of $0.13 per share.

In connection with the offering, the Company entered into exchange agreements with Dr. Imhoff and Mr. James, pursuant to which an aggregate of $53 of outstanding principal and accrued interest was exchanged for units issued in the offering. The Company recognized a loss on extinguishment of debt of $32 during the three months ended March 31, 2025 related to these exchanges.

In total, the Company issued 2,571,023 warrants in connection with the offering and related exchange agreements. The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected term of 4.0 years, stock price of $0.08, exercise price of $0.13, volatility of 191.6%, a risk-free interest rate of 4.0%, and no expected dividends. The estimated allocated value per warrant was $0.04. Proceeds from the offering were allocated between the common stock and warrants based on their relative fair values, and the fair value of warrants issued in the exchange agreements was included in the loss on extinguishment of debt.

4. STOCK OPTIONS

The Company’s Stock Plan (the “Plan”) provides for the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options was determined by the Company’s board of directors, but incentive stock options were granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options generally vest over three years and expire ten years from the date of grant. The aggregate number of common shares that may be issued or reserved pursuant to stock option or other awards under the plan may not exceed 2,500,000 common shares. During the three months ended March 31, 2026, the Company granted 75,000 stock options under the Plan. As of March 31, 2026, shares available for issuance under the Plan were 648,000.

In addition to awards granted under the Plan, the Company issued stock options outside of the Plan that were approved by the Board of Directors. During the three months ended March 31, 2026, the Company granted 550,000 stock options outside of the Plan. These awards do not reduce the number of shares available for issuance under the Plan.

The following tables summarize the Company’s stock option activity and related information for the three months ended March 31, 2026 and 2025. The activity presented includes options granted both under and outside of the Plan:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options (in thousands)
Options outstanding as of December 31, 2025	2,827,000	$0.32	6.5 years	$476
Options granted	625,000	$0.29
Options outstanding as of March 31, 2026	3,452,000	$0.28	7.4 years	$115
Options exercisable as of March 31, 2026	2,461,659	$0.32	6.6 years	$64

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options (in thousands)
Options outstanding as of December 31, 2024	2,883,636	$0.35	6.3 years	$-
Options outstanding as of March 31, 2025	2,883,636	$0.35	6.0 years	$-
Options exercisable as of March 31, 2025	2,354,318	$0.39	5.4 years	$-

The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price as of March 31, 2026 and the exercise price, multiplied by the number of options. As of March 31, 2026, there was $203 of unrecognized stock-based compensation expense. Such costs are expected to be recognized over a weighted average period of approximately 2.4 years.

During the three months ended March 31, 2026, the Company granted 625,000 stock options with a weighted-average exercise price equal to the closing market price of the Company’s common stock on the date of grant. The grant-date fair value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: expected term of 6.1 years, stock price of $0.29, exercise price of $0.29, volatility of 193.4%, risk-free interest rate of 3.8%, and no expected dividends. The weighted-average grant-date fair value of options granted during the period was $0.29. Based on these assumptions, the total grant-date fair value of options granted during the three months ended March 31, 2026 was approximately $178.

The Company recognizes stock-based compensation expense related to stock options on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. During the three months ended March 31, 2026 and 2025, the Company recognized expense for stock options of $60 and $19, respectively.

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

As of March 31, 2026, and December 31, 2025, there was no accrual recorded for any potential losses related to pending litigation.

6. COMMITMENTS AND CONTINGENCIES

Operating Leases

Our corporate office, which includes administrative, research and development, marketing and production facilities, is located in a 12,835 square-foot leased property.

The Company’s operating lease was modified in December 2025 to extend the lease term through July 31, 2031. Accordingly, during the year ended December 31, 2025, the Company accounted for the extension as a lease modification and remeasured the related operating lease liability and ROU asset based on the revised lease term. The remeasurement resulted in an increase of $642 to both the operating lease liability and the corresponding ROU asset. The amended lease term now expires on July 31, 2031.

Operating lease cost recognized for this lease was $42 and $27 for the three months ended March 31, 2026 and 2025, respectively. The table below presents total operating lease right-of-use asset and lease liability as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Operating lease right-of-use asset	$663	$686
Operating lease liability	$685	$696

The table below presents the maturities of the operating lease liability as of March 31, 2026:

Operating
Lease
2026 (remaining)	89
2027	169
2028	175
2029	182
2030	190
Thereafter	114
Total future lease payments	919
Less: discount	(234)
Total lease liabilities	$685

The table below presents the weighted-average remaining lease term and discount rate used in the calculation of the operating lease right-of-use asset and lease liability as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Weighted average remaining lease term (years)	5.3	5.6
Weighted average discount rate	11.0%	11.0%

Cash paid for the operating lease liability was $30 and $29 during the three months ended March 31, 2026 and 2025, respectively.

Related Party Contracts

Executive Compensation Agreement

On June 3, 2025, the Company's Board of Directors approved a revised compensation agreement for the Company’s Chief Executive Officer (“CEO”), Dr. Mark Faupel. As of March 31, 2026, Dr. Faupel is entitled to:

1.	Warrants to purchase an aggregate of 4,000,000 shares of common stock, exercisable upon specified regulatory approvals:
•	2,500,000 warrants upon receipt of an Approvable Letter from the U.S. FDA for the LuViva Advanced Cervical Scan;
•	1,500,000 warrants upon receipt of an Approvable Letter or equivalent approval from the Chinese National Medical Products Administration for the LuViva Advanced Cervical Scan.
•

These warrants have an exercise price of $0.40 per share, include a cashless exercise feature, and will expire five years from becoming exercisable, with a maximum term of ten years from issuance. As of March 31, 2026, the Company has concluded it is not probable that the performance conditions related to the above warrants will be achieved; accordingly, no compensation expense related to the warrants has been recorded.

2.

A warrant to purchase 2,000,000 shares of common stock, exercisable upon filing data from the U.S. pivotal trial with the FDA, with an exercise price of $0.25 per share, including a cashless exercise feature, and expires five years from issuance. The Company concluded in 2025 that achievement of this performance condition was probable and, accordingly, recognized compensation expense of approximately $270 during the year ended December 31, 2025. No additional compensation expense related to this award was recognized during the three months ended March 31, 2026.

Additionally, deferred salary of $374, which had accrued as of May 23, 2025, will continue accruing interest at an annual rate of 6%, and Dr. Faupel’s annual compensation was increased to $240 effective June 1, 2025. Up to $100 of this salary may be deferred at Dr. Faupel’s discretion, accruing interest at 6%.

Dr. Faupel’s deferred compensation totaled approximately $510 and $473 as of March 31, 2026 and December 31, 2025, respectively. The deferred compensation accrues interest at a rate of 6% and is convertible at his option into common stock at a conversion price of $0.25 per share. All amounts owed to Dr. Faupel are payable within ten business days if his position as Chief Executive Officer is terminated by the Board.

Because settlement into equity is at the employee's election, the conversion feature does not qualify for equity classification and is accounted for as a liability-classified award under ASC 718. Accordingly, the conversion feature is measured at fair value at each reporting date, with changes in fair value recognized as compensation cost or a reduction thereof in the condensed consolidated statements of operations.

During the year ended December 31, 2025, the fair value of the conversion feature was determined based on its intrinsic value, representing the excess of the Company's closing stock price over the $0.25 conversion price. Accordingly, the Company recognized $548 of compensation expense during 2025 and recorded a corresponding liability classified as "Deferred compensation conversion liability, at fair value" on the condensed consolidated balance sheets.

During the three months ended March 31, 2026, the Company's stock price fell below the $0.25 conversion price, rendering the feature out-of-the-money. Accordingly, the fair value was estimated using the Black-Scholes option pricing model, which captures the remaining time value of the conversion right. The model utilized an expected term of approximately 1.5 years, stock price of $0.23, exercise price of $0.25, volatility of 172.7%, risk-free interest rate of 3.7%, and no expected dividends. The total estimated fair value of the conversion feature was approximately $331 as of March 31, 2026.

As a result of the remeasurement, the Company recognized a reduction in compensation cost of approximately $217 during the three months ended March 31, 2026, presented as "Gain on remeasurement of deferred compensation conversion liability" in the unaudited condensed consolidated statements of operations.

Related Party Debt

See Note 9, “Related Party Debt” for details regarding debt issued to related parties.

Advisory Services Agreement

The Company has an ongoing consulting arrangement with Ironstone Capital Corp. (the “Advisory Group”) and Alan Grujic to provide marketing and investor relations services. Under the current agreement, the Company pays the Advisory Group a monthly fee of $2,500, which has been extended through July 31, 2026.

Expense recognized under this arrangement was $8 and $8 for the three months ended March 31, 2026 and 2025, respectively.

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

The Company then entered into several amendments to the SMI agreement, the most recent of which was executed on May 8, 2025. During the three months ended March 31, 2025, the Company and SMI agreed to apply previous payments of $180 towards reimbursement of expenses the Company incurred in prior periods. As a result of this agreement, the Company recognized $180 of deferred revenue in income, which is included in “Other income” during the three months ended March 31, 2025.

During the fourth quarter of 2025, SMI failed to fulfill certain obligations under the agreement and consequently lost its rights to manufacture and distribute LuViva in China.

Following the May 2025 amendment, we entered into a purchase agreement with HDMT for 35 LuViva devices (without rolling carts) totaling $700. As of March 31, 2026, seven devices have been paid for and shipped in prior periods, and four additional units have been completed and passed quality testing. We have invoiced HDMT and are awaiting payment for these four devices. Additionally, on November 11, 2025, we entered into a purchase agreement with YMIC for $200 of LuViva parts and components used in our single-use cervical guides. As of March 31, 2026, this order remains in process and is pending agreement on which parts YMIC will be receiving and which parts YMIC will be paying for directly for the timing and amount of their initial payment.

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

Recent conflicts and heightened geopolitical tensions in the Middle East have contributed to increased uncertainty in global financial markets and may result in volatility in commodity prices, including oil and natural gas, as well as disruptions to international trade routes. Any escalation or expansion of these conflicts could adversely affect global supply chains, increase transportation and energy costs, and create additional regulatory or economic uncertainty. While the conflicts had no direct effect on us in the first quarter of 2026, the indirect effects of continued instability could adversely impact the Company’s operations, financial condition, and results of operations.

In 2025, the U.S. government invoked the International Emergency Economic Powers Act ("IEEPA") to impose broad tariffs on imports from China and other trading partners, creating significant uncertainty with respect to future tax and trade regulations and the potential competitive effects of such actions. On February 20, 2026, the U.S. Supreme Court ruled 6-3 that IEEPA does not authorize the imposition of tariffs, and all IEEPA-based tariffs were terminated effective February 24, 2026. Following the ruling, the administration announced a 10% global tariff under Section 122 of the Trade Act of 1974, which is set to expire on July 23, 2026, absent further action.

The Company's primary exposure to tariff-related risk arises not from U.S. import tariffs but from China's retaliatory trade measures and broader geopolitical and trade uncertainty, given that the Company's revenue is derived primarily from the sale of medical devices to customers in China. Although the countries in which our products are manufactured or imported may from time to time impose additional quotas, duties, tariffs, or other restrictions, or adversely modify existing ones, we have established an auxiliary manufacturing site in Hungary. This strategic initiative helps mitigate our exposure to tariffs targeting Chinese imports and limits the overall impact on our operations. Nevertheless, it remains unclear what the U.S. administration or foreign governments will do with respect to tariffs, tax policies, or other international trade agreements going forward. A trade war, other governmental actions related to tariffs or international trade agreements, or changes in U.S. or foreign social, political, regulatory and economic conditions—especially as they relate to manufacturing and investment—could materially adversely affect the Company's business, financial condition, operating results, and cash flows.

7. NOTES PAYABLE

Short-term Promissory Notes

On February 6, 2026, the Company issued a $30 promissory note to an investor. The note bears interest of $2.4 over its term and matures on January 1, 2027, with principal payable in monthly installments beginning March 1, 2026. In connection with the issuance of the note, the Company issued warrants to purchase 30,000 shares of common stock with an exercise price of $0.40 per share. The warrants were issued on February 6, 2026 and expire three years from the issuance date.

The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected term of 3.0 years, stock price of $0.40, exercise price of $0.40, volatility of 202.8%, risk-free interest rate of 3.6%, and no expected dividends. The proceeds from the issuance of the note and warrants were allocated between the debt and the warrants on a relative fair value basis. Based on this allocation, approximately $11 was recorded as a debt discount and is being amortized to interest expense over the term of the note.

As of March 31, 2026, the outstanding principal balance of the note was $27, accrued interest totaled approximately $1, and the unamortized debt discount related to the warrants was approximately $9.

On July 4, 2025, the Company entered into a premium finance agreement to finance its insurance policies totaling $125. Monthly payments are due under the agreement, including interest at a rate of 8.8%. The note matures on May 4, 2026.

As of March 31, 2026, the outstanding balance under this agreement was $23, which is included in “Current portion of notes payable” on the condensed consolidated balance sheets. As of December 31, 2025, the outstanding balance was $58.

Long-term Promissory Notes

On April 15, 2024, the Company entered into an exchange agreement with a former employee, whereby the former employee agreed to exchange outstanding amounts due for deferred compensation of $82 for an $87 promissory note. Beginning on May 5, 2024, monthly payments of $2 are due on the note until its maturity date of May 5, 2028. The note accrues interest at a rate of 6.0% per annum.

As of March 31, 2026, the outstanding principal balance of the promissory note was $41, of which $24 is included in “Short-term notes payable” and $17 is included in “Long-term notes payable” on the unaudited condensed consolidated balance sheets. Accrued interest on the promissory note totaled $8 as of March 31, 2026. As of December 31, 2025, the outstanding principal balance was $47, of which $24 was classified as short-term and $23 as long-term. Accrued interest totaled $7 as of December 31, 2025.

The following tables summarize notes payable:

	March 31, 2026	December 31, 2025
Short-term promissory notes	$27	$-
Deferred compensation note	41	47
Insurance policy financing	23	58
Debt discount	(9)	-
Total	82	105

Less: Current portion of notes payable	(65)	(82)
Total long-term notes payable	$17	$23

Future debt obligations at March 31, 2026 for notes payable are as follows:

2026 (remaining)	68
2027	23
Total	$91

8. CONVERTIBLE DEBT

10% Senior Unsecured Convertible Debenture

On May 17, 2021, the Company issued 10% senior unsecured convertible debentures with an aggregate principal amount of $1,130. The debentures matured on May 17, 2024 and remain outstanding. The principal and accrued interest are convertible, at the holder’s option, into shares of common stock at a conversion price of $0.50 per share, subject to adjustment in certain events. Interest accrues at a rate of 10% per annum, compounded quarterly, and is payable in cash or shares of common stock at the Company’s option. Upon obtaining approval to list or quote the Company’s common stock on a national exchange or market, the Company may require the debentures to convert into shares of common stock immediately prior to such uplisting; however, if the Company conducts a financing in connection with the uplisting, the holder may elect to exchange the debentures for the securities issued in that financing.

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

As of March 31, 2026 and December 31, 2025, the outstanding principal balance was $1,130. Accrued interest totaled $155 and $104 as of March 31, 2026 and December 31, 2025, respectively. Following the maturity date, the debentures bear interest at a default rate of 18.0% per annum. The debentures are currently in default and are classified as “Short-term convertible notes payable in default” on the unaudited condensed consolidated balance sheets.

Convertible Promissory Notes

The following table summarizes convertible promissory notes outstanding:

	March 31, 2026	December 31, 2025
Convertible promissory notes	$358	$447
Unamortized debt issuance costs	(15)	(17)
Debt discount	(59)	(63)
Less: convertible debt in default	(20)	(20)
Convertible promissory notes	$264	$347

1800 Diagonal Lending LLC Notes

During 2025 and the three months ended March 31, 2026, the Company entered into multiple securities purchase agreements with 1800 Diagonal Lending LLC (“Diagonal Lending”) and issued a series of contingently convertible promissory notes (the “Diagonal Notes”).

On April 1, 2025 and May 1, 2025, the Company issued notes with principal balances of $150 and $121, respectively. These notes matured on January 30, 2026 and February 28, 2026, respectively, and were repaid in accordance with their terms.

On October 3, 2025, the Company issued an additional note with a principal balance of $123 and an original issue discount of $16, resulting in net proceeds of $107. The note includes a one-time interest charge of 12% applied on the issuance date, resulting in total amounts due of $138, and matures on July 30, 2026. The note is payable in five scheduled installments, with the first payment of $69 due March 30, 2026, followed by four equal monthly payments of $17 through the maturity date. The Company has the right to accelerate or prepay the note in full at any time without penalty. The note is contingently convertible into shares of common stock only upon an event of default, at a conversion price equal to 65% of the lowest trading price of the Company's common stock during the ten trading days prior to conversion, subject to a 4.99% beneficial ownership limitation.

On January 8, 2026, the Company issued a note with a principal balance of $158 and an original issue discount of $21, resulting in net proceeds of $137. The note includes a one-time interest charge of 12% applied on the issuance date, resulting in total amounts due of $176, and matures on November 15, 2026. The note is payable in five scheduled installments, with the first payment of $88 due July 15, 2026, followed by four equal monthly payments of $22 through the maturity date. The Company has the right to accelerate or prepay the note in full at any time without penalty. The note is contingently convertible into shares of common stock only upon an event of default, at a conversion price equal to 65% of the lowest trading price of the Company's common stock during the ten trading days prior to conversion, subject to a 4.99% beneficial ownership limitation.

The Diagonal Notes contain conversion features that become exercisable upon the occurrence of an event of default and provide for settlement at a variable conversion price based on market conditions. The Company evaluated these features and determined that they meet the definition of derivative instruments and are not clearly and closely related to the host debt. Accordingly, the conversion features were bifurcated and accounted for as derivative liabilities. The derivative liabilities are initially recorded at fair value and remeasured at each reporting date, with changes in fair value recognized in earnings (see Note 11 for additional information on fair value measurements).

The Diagonal Notes contain customary covenants, including restrictions on the disposition of significant assets. Upon an event of default, amounts outstanding under the Diagonal Notes become immediately due and payable at 150% of the then-outstanding balance, including accrued and unpaid interest. In addition, upon an event of default, the holder may elect to convert all or any portion of the outstanding balance into shares of common stock at the variable conversion price described above.

As of March 31, 2026, the aggregate outstanding principal balance of the Diagonal Notes was $222, with accrued interest of $9. Unamortized debt discounts and issuance costs totaled approximately $43. As of December 31, 2025, the aggregate outstanding principal balance was $175, with accrued interest of $7 and unamortized debt discounts and issuance costs of approximately $33. The Diagonal Notes that remain outstanding are included in “Short-term convertible notes payable, net of discounts” on the condensed consolidated balance sheets.

GS Capital Partners, LLC Convertible Note

On December 30, 2025, the Company issued an unsecured promissory note to GS Capital Partners, LLC (“GS Capital”) with a principal balance of $69 and an original issue discount of $6, resulting in net proceeds of approximately $63. The note includes a one-time guaranteed interest charge of 12% applied on the issuance date and added to the principal balance, resulting in total amounts due of $77, and matures on December 30, 2026. The outstanding principal is payable in six monthly installments of approximately $13 each, commencing on the 181st day following the issuance date and continuing monthly thereafter, with all remaining principal and interest due at maturity. The Company has the right to prepay the note in whole or in part at any time. Upon an event of default, amounts outstanding become immediately due and payable at 150% of the then-outstanding balance, and default interest accrues at 24% per annum.

In connection with the issuance of the GS Capital note on December 30, 2025, the Company issued warrants to purchase 20,000 shares of common stock. The warrants are exercisable at a price equal to the closing price of the Company’s common stock on the issuance date ($0.54 per share) and expire on December 31, 2027. The warrants are exercisable at any time following issuance and do not include a cashless exercise feature.

The Company allocated the proceeds from the issuance of the note and warrants between the debt and the warrant based on their relative fair values. The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: expected term of 2.0 years, stock price of $0.54, exercise price of $0.54, volatility of 186.5%, risk-free interest rate of 3.5%, and no expected dividends. The estimated fair value per warrant was $0.44. Based on this allocation, the Company recorded a debt discount of approximately $9 related to the warrant, which is being amortized to interest expense over the term of the note using the effective interest method.

The note contains a conversion feature that becomes exercisable upon an event of default and provides for settlement at a variable conversion price equal to 65% of the lowest trading price of the Company's common stock during the fifteen trading days prior to conversion. The Company evaluated this feature and determined that it meets the definition of a derivative instrument and is not clearly and closely related to the host debt. Accordingly, the conversion feature was bifurcated and accounted for as a derivative liability, initially recorded at fair value and remeasured at each reporting date, with changes in fair value recognized in earnings (see Note 11 for additional information on fair value measurements).

The GS Capital note contains customary covenants, including restrictions on asset dispositions, stock repurchases, and certain lending activities, as well as a cross-default provision and a most favored nations clause that adjusts the conversion price and other economic terms on a ratchet basis if the Company offers more favorable terms to another party.

As of March 31, 2026, the outstanding principal balance of the GS Capital note was $69, with accrued interest of $3. Unamortized debt discounts and issuance costs totaled approximately $21.

As of December 31, 2025, the outstanding principal balance was $69, with accrued interest of nil. Unamortized debt discounts and issuance costs totaled approximately $27.

Labrys Fund II Convertible Note

On August 27, 2025, the Company issued a convertible promissory note to Labrys Fund II, L.P. (“Labrys”) with a principal balance of $108 and an original issue discount of $10, resulting in net proceeds of $98. The note bears total interest of $11 and matures on August 27, 2026. The note is unsecured and may not be prepaid except as provided in its terms.

The note contains a conversion feature that becomes exercisable upon an event of default or missed payment and provides for settlement at a variable conversion price equal to 75% of the average of the two lowest closing prices of the Company’s common stock during the ten trading days preceding conversion, subject to customary adjustments.

The Company evaluated the embedded conversion feature and determined that it meets the definition of a derivative instrument and is not clearly and closely related to the host debt. Accordingly, the conversion feature was bifurcated and accounted for as a derivative liability, initially recorded at fair value as a debt discount and remeasured at each reporting date, with changes in fair value recognized in earnings.

As of March 31, 2026, the outstanding principal balance of the note was $47, with accrued interest of $1. Unamortized debt discounts and issuance costs totaled approximately $10. As of December 31, 2025, the note remained outstanding in full with a principal balance of $108 and unamortized debt discounts and issuance costs of approximately $16.

The note is included in “Short-term convertible notes payable” on the unaudited condensed consolidated balance sheets.

Auctus Convertible Note

On December 17, 2019, the Company issued a convertible promissory note to Auctus Fund, LLC (“Auctus”). The note provided for variable conversion prices based on a discount to market and bears default interest upon an event of default.

On September 1, 2022, the Company entered into an Exchange Agreement with Auctus pursuant to which certain outstanding debt and equity instruments were restructured. Following the exchange, the remaining balance was payable in installments. During 2024, Auctus agreed that payments would be applied first to principal. The note remains in default and continues to accrue interest.

As of March 31, 2026 and December 31, 2025, the outstanding principal balance of the convertible note was $20. Accrued interest totaled $152 and $144 as of March 31, 2026 and December 31, 2025, respectively.

The note is included in “Short-term convertible notes payable in default” on the condensed consolidated balance sheets.

Other Convertible Promissory Notes

On May 2, 2025, the Company issued a promissory note with a principal balance of $75 to an unaffiliated third party. The note accrued interest at a rate of 12.0% per annum and matured on May 2, 2026. During the three months ended March 31, 2026, the Company entered into an exchange agreement with the holder of the note, pursuant to which the holder agreed to convert the outstanding principal balance of $75 and accrued interest of $8 into 414,082 shares of the Company’s common stock at a conversion price of $0.20 per share.

In connection with the exchange, the Company issued warrants to purchase 300,000 shares of common stock as an inducement to convert the note. The issuance of these warrants represented additional consideration to the holder and resulted in the recognition of an inducement charge of approximately $78 during the three months ended March 31, 2026, which is presented as “Inducement charges” in the condensed consolidated statements of operations.

As a result of the conversion, the note was fully extinguished during the three months ended March 31, 2026.

9. RELATED PARTY DEBT

The following table summarizes notes payable due to related parties:

	Notes Payable Due to Related Parties

	March 31, 2026	December 31, 2025
Executive deferred compensation notes	$494	$491
Contingently convertible promissory note	110	150
Total	604	641

Less: Current portion of notes payable due to related parties	(430)	(621)
Total long-term notes payable due to related parties	$174	$20

Future debt obligations at March 31, 2026 for debt owed to related parties are as follows:

2026 (remaining)	430
2027	174
Total	$604

Executive Deferred Compensation Notes Payable

The Company has outstanding promissory notes payable to Dr. Mark Faupel, Chief Executive Officer, and Dr. Gene Cartwright, former Chief Executive Officer, related to previously deferred compensation and other obligations. These notes were originally issued in 2018 and subsequently restructured and amended on multiple occasions. Dr. Faupel's note, which had a prior maturity date of February 19, 2026, was extended pursuant to a new promissory note dated April 30, 2026, with terms retroactively applied as of February 19, 2026 and a new maturity date of August 18, 2027. Accordingly, Dr. Faupel's note is classified as long-term as of March 31, 2026 and is not considered past due as of March 31, 2026. Dr. Cartwright's note, which had a maturity date of February 18, 2023, remains past due as of March 31, 2026 and continues to accrue interest.

On August 27, 2025, the Company entered into an agreement with Dr. Faupel to exchange $25 of outstanding principal for 138,889 shares of common stock and warrants to purchase 138,889 shares of common stock. The warrants are exercisable at $0.25 per share and expire four years from the issuance date. In connection with this transaction, the Company recognized a loss on extinguishment of debt of $51 during the year ended December 31, 2025.

Dr. Faupel's note bears interest at 6% per annum and matures on August 18, 2027, subject to mandatory acceleration if the Company raises or holds at least $4.0 million in financing proceeds or cash on hand at the end of any quarter during the note term.

As of March 31, 2026, the aggregate outstanding balance of the notes was $495, including accrued interest of $116, of which $174 representing Dr. Faupel's note is classified as long-term and included in "Long-term debt, related parties" on the condensed consolidated balance sheets, with the remainder included in "Current portion of notes payable due to related parties." As of December 31, 2025, the aggregate outstanding principal balance was $489, including accrued interest of $111, all of which is included in “Current portion of notes payable due to related parties” on the condensed consolidated balance sheets.

On March 22, 2021, the Company entered into an exchange agreement with a former executive, pursuant to which a portion of previously deferred compensation was converted into an unsecured promissory note, with the remaining balance continuing as deferred compensation. During the three months ended March 31, 2026, the remaining deferred compensation balance was forgiven by the creditor. As of March 31, 2026, there was no outstanding balance under either the promissory note or deferred compensation arrangement. As of December 31, 2025, the outstanding principal balance of the note was $2 and the remaining deferred compensation balance was $3. The note was included in “Current portion of notes payable due to related parties” on the condensed consolidated balance sheets.

Other Notes Payable Issued to Related Parties

On September 25, 2025, the Company issued a $160 contingently convertible promissory note to Dr. John Imhoff. The note bears simple interest at 10% per annum and matures on February 28, 2027. Beginning November 30, 2025, the Company is required to make monthly payments of $10 plus accrued interest until maturity.

If the Company fails to make a required payment, the holder may elect to convert the unpaid balance, including accrued interest, into shares of common stock at a conversion price of $0.07 per share if the 10-day VWAP is below $0.50, or $0.14 per share if the 10-day VWAP is $0.50 or higher. The Company may prepay the note at any time without penalty with the holder’s written consent.

During the year ended December 31, 2025, the holder converted $10 of principal and $4 of accrued interest into 195,460 shares of common stock at a conversion price of $0.07 per share. During the three months ended March 31, 2026, the holder converted an additional $40 of principal and $4 of accrued interest into 626,223 shares of common stock. With the mutual agreement of the Company, these conversions were completed in lieu of scheduled principal payments, and the Company was not in default under the note.

10. INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic net income (loss) per share attributable to common stockholders, amounts are computed by dividing the net income (loss) plus preferred stock dividends and deemed dividends on preferred stock by the weighted average number of shares outstanding during the year.

Diluted net income (loss) per share attributable to common stockholders amounts are computed by dividing the net income (loss) plus preferred stock dividends, deemed dividends on preferred stock, after-tax interest on convertible debt and convertible dividends by the weighted average number of shares outstanding during the year, plus convertible preferred stock, convertible debt, convertible preferred dividends, warrants and stock options convertible into common stock shares.

During a period of net loss, basic and diluted earnings per share are the same as the assumed exercise of warrants and the conversion of convertible debt and preferred stock are anti-dilutive. For the three months ended March 31, 2026 and 2025, all stock options, convertible preferred stock, convertible debt, convertible deferred compensation and warrants were anti-dilutive and were therefore excluded from the computation of diluted loss per share. At March 31, 2026 and 2025, these instruments were convertible into 45,552,594 and 57,677,477 common shares, respectively.

The following table sets forth pertinent data relating to the computation of basic and diluted net loss per share attributable to common shareholders:

	Three Months Ended March 31,
	2026	2025

Net loss attributable to common shareholders	(1,013)	(463)
Basic weighted average number of shares outstanding	88,836	68,291
Net loss per share attributable to common shareholders (basic)	(0.01)	(0.01)
Diluted weighted average number of shares outstanding	88,836	68,291
Net loss per share attributable to common shareholders (diluted)	(0.01)	(0.01)

11. FAIR VALUE MEASUREMENTS

The Company measures certain liabilities at fair value on a recurring basis, including derivative liabilities arising from bifurcated conversion features on convertible debt instruments accounted for under ASC 815, and a deferred compensation conversion liability classified under ASC 718. Both are considered Level 3 measurements within the fair value hierarchy established by ASC 820.

Derivative Liabilities — ASC 815

The convertible notes payable derivative liabilities are considered Level 3 measurements due to the significant unobservable inputs in the valuation, which are based on a forecast of the Company's future stock performance and, as the note payable is contingently convertible upon an event of default, management's estimate of the likelihood and timing of conversion.

Management utilized a pricing model simulation based on the terms of the bifurcated conversion features, which projects potential future stock prices using the Company’s historical volatility. The model estimates a variable conversion price as of an assumed future conversion date, based on management’s best estimate of the timing and probability of conversion.

The key inputs to the valuation model that was utilized to estimate the fair value of the bifurcated conversion option included:

•	The forecasted future stock prices were determined using historical stock prices and the Company’s equity volatility.
•	The expected conversion price was determined using the forecast and the contractual term of the convertible note agreements.
•	The probability of an event of default and timing of a future conversion are based on management’s best estimate of the future settlements of the convertible notes.

Deferred Compensation Conversion Liability — ASC 718

The deferred compensation conversion liability represents the fair value of the conversion feature embedded in the CEO's deferred compensation arrangement, which is classified as a liability under ASC 718 because settlement into common stock is at the employee's election. The fair value is estimated using the Black-Scholes option pricing model at each reporting date.

While several inputs to the Black-Scholes model are observable — including the Company's stock price, historical volatility, and the risk-free rate — the expected term represents a significant unobservable input, as it requires management's estimate of when the employee will elect to convert. The significance of the expected term assumption is further heightened by the fact that as of March 31, 2026, the conversion feature is out-of-the-money, with the Company's stock price of $0.23 below the $0.25 conversion price. As a result, the fair value of the feature is driven primarily by time value rather than intrinsic value, making the expected term the most significant input to the measurement. Accordingly, the liability is classified as Level 3 within the fair value hierarchy.

The key inputs as of March 31, 2026 were as follows: expected term of approximately 1.5 years, stock price of $0.23, conversion price of $0.25, volatility of 172.7%, risk-free interest rate of 3.7%, and no expected dividends. The resulting estimated fair value was approximately $331 as of March 31, 2026.

The following table presents the fair value of liabilities measured at fair value on a recurring basis as of March 31, 2026:

	Level 1	Level 2	Level 3	Total

Derivative liability - bifurcated conversion options	$-	$-	$37	$37
Deferred compensation conversion liability			$331	$331
Total short-term liabilities at fair value	$-	$-	$368	$368

The following table presents the fair value of liabilities measured at fair value on a recurring basis as of December 31, 2025:

	Level 1	Level 2	Level 3	Total

Derivative liability - bifurcated conversion options	$-	$-	$37	$37
Deferred compensation conversion liability			$548	$548
Total short-term liabilities at fair value	$-	$-	$585	$585

Derivative financial instruments and changes thereto recorded in the three months ended March 31, 2026 and 2025 include the following:

	Three Months Ended March 31,
	2026	2025

Fair value, beginning of period	$37	$118
Inception of derivative liability	13	-
Change in fair value of beneficial conversion features	(13)	(52)

Fair value, end of period	$37	$66

The following table presents activity in the deferred compensation conversion liability for the three months ended March 31, 2026 (no comparative period presented as the liability was first recognized during the year ended December 31, 2025):

Fair value, beginning of period	$548
Remeasurement gain recognized in operations	(217)

Fair value, end of period	$331

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

13. SUBSEQUENT EVENTS

Extension of Note Payable to Chief Executive Officer

On April 30, 2026, the Company entered into a new promissory note with Dr. Mark Faupel, Chief Executive Officer, in the principal amount of $134, extending the maturity of a previously outstanding note that had matured on February 19, 2026. The new note bears interest at 6% per annum, with terms retroactively applied as of February 19, 2026, and matures on August 18, 2027. The note is subject to mandatory acceleration and becomes immediately due and payable in full if the Company raises at least $4.0 million in a single financing transaction or has a minimum of $4.0 million in cash on hand at the end of any fiscal quarter during the note term.

Issuance of Common Stock for Payment of Series F-2 Preferred Stock Dividends

On April 1, 2026, the Company issued 5,663 shares of common stock for payment of dividends on its Series F-2 Preferred Stock. On April 6, 2026, the Company issued 23,291 shares of common stock for payment of dividends on its Series F-2 Preferred Stock. The unregistered shares were issued in reliance on exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

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

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those that may be set forth under "Risk Factors" below and elsewhere in this report, as well as in our annual report on Form 10-K for the year ended December 31, 2025 and this quarterly report on Form 10-Q. Examples of these uncertainties and risks include, but are not limited to:

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception in 1992 as SpectRx, Inc. and, as of March 31, 2026, we have an accumulated deficit of approximately $158.0 million. To date, we have engaged primarily in research and development efforts and the early stages of marketing our products. We do not have significant experience in manufacturing, marketing or selling our products. We may not be successful in growing sales for our products. Moreover, required regulatory clearances or approvals, described below, may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to complete commercialization of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

Our product revenues to date have been limited. Our historical and expected future revenue has been and will be derived from sales of LuViva devices and disposables.

Current Demand for LuViva

Based on existing purchase orders and ongoing discussions with potential customers and partners, we expect potential sales of approximately $1.0 million within the next twelve months. We cannot be assured that we will generate all or any of these additional purchase orders, or that existing orders will not be canceled by the distributors or that parts to build product will be available to meet demand, such that existing orders will result in actual sales, in part because demand for LuViva is contingent upon Chinese regulatory approval which has not yet been achieved. Because we have a short history of sales of our products, we cannot confidently predict future sales of our products beyond this time frame and cannot be assured of any particular number of sales. Accordingly, we have not identified any particular trends with regard to sales of our products. In order to increase demand for LuViva, we are focused on three primary markets: the United States, China and Europe. In addition, we have recently received sales orders from Turkey and Indonesia, for which we have received the necessary regulatory approvals and are preparing to fulfill. These orders are expected to result in approximately $200,000 in revenue for 2026. The amount may be lower depending on whether YMIC pays directly for some of the parts due to the origin of manufacture in China. We expect payment once this is resolved. When combined with sales to our Chinese partner, these constitute what we view as the current demand for our products.

We have not yet obtained clearance or approval from the U.S. FDA. However, we have completed patient enrollment in the clinical trial required to support an application for FDA approval to market and sell LuViva in the United States. As of April 2026, the status of the FDA application is as follows:

1.	Approximately 480 patients were enrolled, of whom 428 were evaluable for efficacy analysis. Both totals satisfy the a priori criteria as set forth in the study protocol.

2.	No adverse events related to the use of LuViva have been reported.

3.	All four clinical study sites adhered to the study protocol and completed required case report forms in accordance with FDA standards.

4.	Close-out activities have been completed at all sites, and all LuViva devices have been retrieved in good working order.

5.	All pathology results have been received and data analysis has been completed.

6.

We expect to file the clinical results with FDA in the second quarter of 2026. We believe the results exceed those expected by FDA, thus increasing the likelihood of approval. However, we cannot be certain that FDA approval will occur.

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

NMPA approval requires a successful manufacturing inspection. Current indications suggest that YMIC may be the entity to achieve this, as they are approved by the Chinese government to manufacture Class III medical devices. Based on current expectations, a manufacturing inspection could occur in the second quarter of 2026, with potential approval in the third or fourth quarter of 2026, although there is no assurance that this timeline will be met or that NMPA approval of LuViva will be obtained.

Following regulatory approval of LuViva in Russia on August 11, 2025, the Company’s distribution partner, Newmars Medical Technologies (“Newmars”), has shifted its focus from smaller Eastern European markets to the Russian market. The ongoing war between Russia and Ukraine has complicated efforts to market LuViva in Russia.

In Turkey, we have been in contact with three different medical groups representing over 60 individual hospitals and clinics. We have entered contract discussions for supplying LuViva to the Turkish Ministry of Health (“MOH”). The current plan involves a collaboration with MOH to conduct a clinical study in Turkey to support the use of LuViva for primary screening of cervical cancer as a replacement for the Pap test under the public health system. The MOH has informed us that this could potentially involve significant annual testing volumes if implemented nationwide. The clinical study is expected to involve about 800 patients, take less than six months to complete and will be funded by the MOH. As of December 31, 2025, MOH had approved the study and budget, including paying for LuViva devices and single use cervical guides. Funds totaling approximately $63,000 are expected to be released in the second quarter of 2026 and the study concluded in 2026.

In Indonesia, our contracted distributors are in discussions with the local government hospital system of Sulawesi, one of the nation’s most populous islands. During the fourth quarter of 2024, we received an order and full payment for four devices from Indonesia. We have delayed shipment pending final payment for shipping and additional services requested by the customer. We expect to ship these devices in 2026.

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

Step 3 – Determine the transaction price: transaction price is the amount of consideration that the entity can be entitled to, in exchange for transferring the promised goods and services to a customer, excluding amounts collected on behalf of third parties. Transaction prices for the Company’s products include fixed prices stated in purchase orders or distribution agreements.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

Sales Revenue and Cost of Goods Sold: The Company did not recognize any revenue during the three months ended March 31, 2026 or 2025.

As of March 31, 2026, the Company had deferred revenue of $188,552, related to advance customer payments. Certain of these arrangements require additional payments or the satisfaction of contractual conditions, including the receipt of customer-provided components, prior to shipment. Accordingly, the timing of shipment and revenue recognition for these arrangements remains uncertain. The Company also has customer purchase orders for LuViva devices and disposables; however, the timing and fulfillment of these orders, and therefore revenue recognition, are dependent on various factors, including customer requirements, production timing, and regulatory considerations, including the status of approval by the NMPA.

While the Company believes that demand for its products may increase as regulatory approvals are obtained and commercial activities expand, there can be no assurance regarding the level or timing of revenue in 2026.

Research and Development Expenses: Research and development expenses were $44,511 and $74,122 during the three months ended March 31, 2026 and 2025, respectively. The decrease of $29,611, or 40%, was primarily due to a $60,450 reduction in clinical trial research expenses, partially offset by increases of $20,000 in payroll and $7,025 for professional services and consulting.

Sales and Marketing Expenses: Sales and marketing expenses were $22,500 and $72,993 during the three months ended March 31, 2026 and 2025, respectively. The decrease of $50,493, or 69%, was primarily due to a reduction of $41,285 in payroll and benefits and $8,907 in allocated rent expense.

General and Administrative Expense: General and administrative expenses were $450,673 and $266,920 during the three months ended March 31, 2026 and 2025, respectively. The increase of $183,753, or 69%, was primarily due to increases of $76,380 in attorney's fees incurred in connection with the Company's uplisting to the Canadian stock exchange, $40,644 in stock option expense, $30,875 in rent and utilities (of which a portion reflects rent previously allocated to sales and marketing), $29,918 in payroll and benefits, and $19,355 in professional services and consulting, partially offset by decreases of $10,725 in property taxes and $2,694 in miscellaneous expenses.

Gain on Remeasurement of Deferred Compensation Conversion Liability: During the three months ended March 31, 2026, the Company recognized a gain of $217,062 on the remeasurement of the deferred compensation conversion liability related to Dr. Faupel's convertible deferred compensation arrangement. This liability is classified under ASC 718 because settlement into common stock is at the employee's election, and is carried at fair value with changes recognized each period. As of March 31, 2026, the conversion feature was out-of-the-money relative to the $0.25 conversion price, and accordingly its fair value was estimated using the Black-Scholes option pricing model, reflecting time value rather than intrinsic value. The resulting decrease in fair value from the prior period-end balance generated the gain recognized during the quarter.

Interest Expense: Interest expense was $150,831 and $146,899 during the three months ended March 31, 2026 and 2025, respectively, and remained materially consistent period over period.

Inducement Charges: During the three months ended March 31, 2026, the Company recognized inducement charges of $77,593 related to the issuance of warrants in connection with the conversion of outstanding debt.

Change in fair value of derivative liability: The change in the fair value of derivative liabilities resulted in a gain of $12,847 during the three months ended March 31, 2026, compared to a gain of $52,890 in the prior-year period. A greater number of derivative liabilities were recorded in the prior year due to additional bifurcated conversion features associated with new debt issuances.

Gain from Forgiveness of Debt: Gain from forgiveness of debt was $3,278 and $16,291 during the three months ended March 31, 2026 and 2025, respectively, and was due to forgiveness of debt from our creditors.

Loss from Extinguishment of Debt: No loss on extinguishment of debt was recognized during the three months ended March 31, 2026, compared to $31,928 in the prior-year period, which related to the exchange of outstanding debt for equity securities in connection with a private placement completed in March 2025.

Other Income: Other income was $14,588 and $98,090 during the three months ended March 31, 2026 and 2025, respectively. The higher amount in the prior-year period was primarily attributable to an agreement with SMI, under which a $180,000 payment was applied toward reimbursement of certain expenses incurred in prior periods and recognized in other income. This income was partially offset by an $84,000 loss recorded for the write-off of a long-term asset. Other income in the current period primarily relates to a vendor credit issued for amounts incurred in prior periods.

Preferred Stock Dividends: Preferred stock dividend expense was $3,242 and $35,559 during the three months ended March 31, 2026 and 2025, respectively. The decrease of $32,317 was primarily due to a reduction in outstanding dividend-bearing preferred stock and the cessation of dividend accruals on certain preferred stock series.

Net Loss Attributable to Common Stockholders: Net loss attributable to common stockholders was $1,013,441 and $462,742 during the three months ended March 31, 2026 and 2025, respectively. The reasons for the increase are explained above.

There was no income tax benefit recorded for the three months ended March 31, 2026 or 2025, due to recurring net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Considerations

As of March 31, 2026, the Company had a working capital deficit of approximately $5.1 million and an accumulated deficit of approximately $158.0 million. The Company has historically incurred recurring losses from operations and expects such losses to continue as it advances its regulatory approval efforts and commercialization activities. During the three months ended March 31, 2026, the Company incurred a net loss attributable to common stockholders of approximately $1.0 million. The Company’s operating activities continue to require significant cash outflows, primarily related to research and development, general and administrative expenses, and debt servicing obligations.

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

Cash Flows

Operating Activities: Net cash used in operating activities was $616,947 during the three months ended March 31, 2026, compared to $330,302 in the prior-year period. The increase in cash used was primarily due to a net loss of $500,333 and unfavorable changes in working capital, primarily driven by a decrease in accounts payable and accrued liabilities of $97,111, partially offset by non-cash items including stock-based compensation of $68,316, inducement charges of $77,593, amortization of debt issuance costs and discounts of $47,514, and amortization of the lease right-of-use asset of $22,444, net of a non-cash gain on remeasurement of the deferred compensation conversion liability of $217,062.

Investing Activities: Net cash used in investing activities during the period was not material.

Financing Activities: Net cash provided by financing activities was $922,475 during the three months ended March 31, 2026, compared to $57,121 in the prior-year period. Cash provided by financing activities in the current period was primarily driven by $980,000 of proceeds from warrant exercises and $187,550 from the issuance of notes payable, partially offset by $215,119 of payments on notes payable, $2,406 of payments on notes payable issued to related parties, and $27,550 of debt issuance costs. In the prior-year period, financing activities consisted primarily of $204,500 of proceeds from a private placement offering, partially offset by $147,379 of payments on notes payable.

Capital Resources and Funding Requirements

Over the next 12 months we expect our burn rate to increase as we increase headcount, especially for meeting manufacturing demand. In addition, although we have significant inventory, we will need to order additional parts and services for production. Finally, we expect to spend another $350,000 to complete payments related to our FDA study, although these payments do not impact our schedule for filing the PMA during the second quarter of 2026. Thus, we estimate that approximately $2.4 million will be needed to fund the business over the next 12 months. However, other than completing and filing the US FDA study results, additional expenditures for manufacturing production will be needed only if significant product is ordered and paid for in advance by customers, which is our current policy.

Since our inception, we have raised capital through the public and private sale of debt and equity, funding from collaborative arrangements, and grants. As of March 31, 2026, we had cash of approximately $368,886 and a working capital deficit of $5.1 million. Our outstanding debt obligations include a combination of short- and long-term promissory notes, insurance premium financing, and several convertible notes with varying maturities, interest rates, and terms.

Promissory Notes

As of March 31, 2026, we have a promissory note issued to a former employee with an outstanding principal balance of approximately $41,000. The note accrues interest at 6% per annum and matures on May 5, 2028. Monthly payments of approximately $2,000 are required under the terms of the agreement.

Convertible Debt:

Our convertible debt obligations as of March 31, 2026 include the following:

•

A $1,130,000 10% Senior Unsecured Convertible Debenture that matured on May 17, 2024 and remains in default. The debenture accrues interest at a default rate of 18% and is classified as short-term debt.

•

Convertible notes issued to Diagonal Lending LLC with an aggregate principal balance of approximately $222,000. These notes include conversion features exercisable upon an event of default and have been accounted for as derivative liabilities. The notes are subject to installment payment terms extending into 2026.

•

A convertible note issued to Labrys Fund II, L.P. with a principal balance of approximately $47,000, presented net of unamortized discounts and issuance costs. The note matures on August 27, 2026 and includes conversion features exercisable upon default or missed payments at a variable conversion price.

•

A convertible promissory note issued to GS Capital Partners, LLC with a principal balance of approximately $69,000. The note bears interest at 12% and matures on December 30, 2026. The note includes a conversion feature exercisable upon an event of default at a variable conversion price and has been evaluated for derivative accounting. The note also includes an original issue discount and warrants issued in connection with the financing.

•	A convertible note issued to Auctus Fund LLC with a principal balance of approximately $20,000 and accrued interest of approximately $152,000. The note is in default and classified as short-term debt.

These convertible instruments, especially those with variable conversion pricing or embedded features, may result in significant dilution to existing stockholders if converted to equity. Additionally, several of the notes include default provisions or change of control clauses that may accelerate repayment obligations or increase total amounts due.

Related Party Debt

As of March 31, 2026, we also had multiple outstanding obligations to related parties, including current and former directors and executives:

•

On September 25, 2025, we issued a $160,000 contingently convertible promissory note to Dr. John Imhoff. The note bears interest at 10% per annum and matures on February 28, 2027. During the three months ended March 31, 2026, the holder converted approximately $40,000 of principal and approximately $4,000 of accrued interest into shares of common stock. These conversions were completed with the mutual agreement of the Company in lieu of scheduled principal payments. As of March 31, 2026, the remaining outstanding principal balance under the note was approximately $110,000.

•

We have outstanding promissory notes with Dr. Mark Faupel and Dr. Gene Cartwright with aggregate balances of approximately $495,000, including accrued interest. Dr. Faupel's note, with an outstanding balance of approximately $174,000, was extended pursuant to a new promissory note dated April 30, 2026 with terms retroactively applied as of February 19, 2026 and a maturity date of August 18, 2027, and is classified as long-term. Dr. Cartwright's note remains past due and is classified as a current liability.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements, no special purpose entities, and no activities that include non-exchange-traded contracts accounted for at fair value.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission (“Commission”) rules and forms. We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer/Acting Chief Financial Officer, Mark Faupel, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer/Acting Chief Financial Officer has concluded that our disclosure controls and procedures were ineffective as of March 31, 2026, due to the existence of material weaknesses in our internal control over financial reporting. The material weaknesses identified arose from a lack of recourses to properly research and account for complex transactions and lack of oversight and approval by the Board of Directors and Audit Committee, including formally documented approval of significant transactions, including related party transactions. While management is currently in the early stages of developing a remediation plan, we have yet to fully remediate this material weakness.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in various legal proceedings and claims arising in the ordinary course of business. Management believes that the disposition of these matters, individually or in the aggregate, is not expected to have a material adverse effect on the Company’s financial condition.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K as filed with the SEC on March 31, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Warrant Exchange and Exercise

On February 25, 2026, the Company entered into a series of warrant exchange agreements with certain holders of its outstanding warrants originally issued in 2022. Under these agreements, holders were offered two alternatives: (i) exchange one of their existing warrants with exercise prices of $0.50 and $0.65 per share for new warrants with reduced exercise prices of $0.20 or $0.25 per share, respectively, which were required to be exercised immediately, and retain the remaining warrants with their original exercise prices of $0.50 or $0.65 per share and receive a one-year extension of the original expiration date, or (ii) keep the terms of the existing warrants unchanged. These transactions were conducted pursuant to individually negotiated exchange agreements with each holder.

As a result of these transactions, approximately 4,825,000 warrants were exchanged for new reduced-price warrants and exercised immediately, resulting in the issuance of approximately 4,825,000 shares of common stock and cash proceeds of approximately $980 to the Company. The remaining approximately 4,425,000 warrants retained their original exercise prices and had their expiration dates extended by one year and remain outstanding, expiring in 2027. The one-year extension of the remaining warrants resulted in incremental fair value of approximately $510, which was recognized as a deemed dividend recorded as an adjustment to additional paid-in capital. Holders of approximately 11,973,080 warrants elected to keep the terms of their existing warrants unchanged pursuant to Alternative (ii); these warrants retain their original exercise prices and expiration dates and are scheduled to expire in 2026.

The issuance of the foregoing securities was made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder, as the transactions did not involve any public offering. Cash proceeds of approximately $980 from the exercise of exchanged warrants were used for general corporate purposes.

Conversion of Debt into Common Stock and Warrant Issuance

During the three months ended March 31, 2026, the Company entered into an exchange agreement with the holder of a $75 convertible promissory note, pursuant to which the holder agreed to convert the outstanding principal and accrued interest of approximately $8 into 414,082 shares of common stock at a conversion price of $0.20 per share. In connection with the exchange, the Company also issued warrants to purchase 300,000 shares of common stock at an exercise price of $0.30 per share, expiring three years from the date of issuance, as additional consideration to induce the conversion. The Company recognized an inducement charge of approximately $78 related to these warrants during the three months ended March 31, 2026. Additionally, during the three months ended March 31, 2026, Dr. John Imhoff converted approximately $40 of principal and $4 of accrued interest under the Company's contingently convertible promissory note dated September 25, 2025 into 626,223 shares of common stock. The issuance of these shares and warrants was made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder. No cash proceeds were received by the Company in connection with the share issuance.

Warrants Issued to Consultant

On February 20, 2026, the Company entered into an Exchange and Deferred Compensation Agreement with a former employee and consultant for services previously rendered. Under the agreement, the Company issued warrants to purchase 22,500 shares of common stock at an exercise price of $0.35 per share. The estimated fair value of the warrants was approximately $8 and was recognized as stock-based compensation expense during the three months ended March 31, 2026. The issuance of these warrants was made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. No cash proceeds were received by the Company in connection with this issuance.

Warrants Issued in Connection with Promissory Note

On February 6, 2026, the Company issued a promissory note in the principal amount of $30 to an investor. In connection with the issuance of the note, the Company issued warrants to purchase 30,000 shares of common stock at an exercise price of $0.40 per share, exercisable immediately upon issuance and expiring three years from the issuance date. The estimated fair value of the warrants was approximately $11, recorded as a discount to the note and amortized to interest expense over the term of the note. The issuance of these warrants was made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. No separate cash proceeds were received by the Company in connection with these warrants.

Conversion of Preferred Stock into Common Stock

During the three months ended March 31, 2026, the Company issued the following unregistered shares of common stock upon the conversion of preferred stock: (i) 400,000 shares upon the conversion of 100 shares of Series E Preferred Stock at the request of Dr. John Imhoff, a member of the Company’s Board of Directors; (ii) 2,840,000 shares upon the conversion of 710 shares of Series F Preferred Stock; and (iii) 940,000 shares upon the conversion of 235 shares of Series F-2 Preferred Stock. The issuance of these securities was made in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, as the exchanges were made with existing security holders and no commission or other remuneration was paid. No cash proceeds were received by the Company in connection with these conversions.

Common Stock Issued as Payment of Dividends

During the three months ended March 31, 2026, the Company issued the following unregistered shares of common stock in payment of accrued dividends on preferred stock: (i) 25,338 shares to Dr. John Imhoff in payment of accrued dividends on the Series E Preferred Stock; (ii) 211,645 shares in payment of accrued dividends on the Series F Preferred Stock; and (iii) 72,189 shares in payment of accrued dividends on the Series F-2 Preferred Stock. The issuance of these securities was made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder. No cash proceeds were received by the Company in connection with these issuances.

On April 1, 2026, the Company issued 5,663 shares of common stock for payment of dividends on its Series F-2 Preferred Stock. On April 6, 2026, the Company issued 23,291 shares of common stock for payment of dividends on its Series F-2 Preferred Stock. The unregistered shares were issued in reliance on exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder. No cash proceeds were received by the Company in connection with these issuances.

Stock Options

During the three months ended March 31, 2026, the Company granted an aggregate of 625,000 stock options, consisting of 75,000 options granted under the Company's Stock Plan and 550,000 options granted outside of the Plan pursuant to approval by the Board of Directors. The options were granted with a weighted-average exercise price of $0.29 per share, equal to the closing market price of the Company's common stock on the date of grant. The grant-date fair value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: expected term of 6.1 years, stock price of $0.29, exercise price of $0.29, volatility of 193.4%, risk-free interest rate of 3.8%, and no expected dividends. The weighted-average grant-date fair value of options granted during the period was $0.29 per share.

The issuance of the foregoing stock options was made in reliance upon the exemption from registration provided by Section 4(a)(2) and/or Rule 701 under the Securities Act of the Securities Act of 1933, as amended, as the grants were made to employees and directors without any public offering. No cash proceeds were received by the Company in connection with these grants.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4: MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5: OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation, as amended through November 3, 2016 (incorporated by reference to Exhibit 3.1 to the annual report on Form 10-K filed March 15, 2016)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed March 23, 2012)
3.3	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed November 15, 2018)
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
10.1

Promissory Note, dated January 8, 2026, issued by the Company to 1800 Diagonal Lending LLC in the principal amount of $157,550 (incorporated by reference to Exhibit 10.119 to the annual report on Form 10-K for the year ended December 31, 2025, filed March 31, 2026)

10.2

Form of Warrant Exchange Agreement, dated February 25, 2026, by and between the Company and certain holders of the Company's outstanding warrants originally issued in 2022 (incorporated by reference to Exhibit 10.120 to the annual report on Form 10-K for the year ended December 31, 2025, filed March 31, 2026)

10.3*	Exchange Agreement, dated March 16, 2026, by and between the Company and John Gould
10.4*	Form of Promissory Note, dated April 30, 2026, issued by the Company to Dr. Mark Faupel
31*

Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*

Interactive data files for Guided Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets; (ii) the Unaudited Condensed Consolidated Statements of Operations; (iii) the Unaudited Condensed Consolidated Statements of Stockholders' Deficit; (iv) the Unaudited Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements

104	The cover page from Guided Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (formatted in Inline XBRL and included in Exhibit 101)

______________

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.

By:	/s/ Mark Faupel
Mark Faupel
President, Chief Executive Officer, Chief Operating Officer and Acting Chief Financial Officer

Date: May 15, 2026

