Form 10-Q
period 2026-06-30
GUIDED THERAPEUTICS INC
filed 2026-08-13
CIK 924515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2026

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

As of August 7, 2026, the registrant had 96,537,349 shares of Common Stock, $0.001 par value per share, outstanding.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$12	$63
Accounts receivable, net of allowance for credit losses of $4 at June 30, 2026 and December 31, 2025	4	4
Inventory, net of reserves of $818 at June 30, 2026 and December 31, 2025	500	448
Other current assets	11	90
Total current assets	527	605

Non-Current Assets:
Property and equipment, net	11	16
Operating lease right-of-use asset, net of amortization	640	686
Other assets	17	17
Total non-current assets	668	719

TOTAL ASSETS	$1,195	$1,324

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,347	$2,416
Accounts payable, related parties	32	31
Accrued liabilities	1,242	1,170
Deferred compensation conversion liability, at fair value	326	548
Deferred revenue	189	189
Current portion of lease liability	81	45
Current portion of long-term debt, related parties	434	621
Short-term notes payable	36	82
Short-term convertible notes, net of discounts	296	347
Short-term convertible debt in default	1,150	1,150
Derivative liability at fair value	36	37
Total current liabilities	6,169	6,636

Long-Term Liabilities
Long-term lease liability	602	651
Long-term notes payable	11	23
Long-term debt, related parties	176	20
Total long-term liabilities	789	694

Total liabilities	6,958	7,330

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ DEFICIT:
Series C preferred stock, $0.001 par value; 9.0 shares authorized; no shares issued or outstanding as of June 30, 2026 and December 31, 2025.	-	-
Series C1 convertible preferred stock, $0.001 par value; 20.3 shares authorized, 0.4 shares issued and outstanding as of June 30, 2026 and December 31, 2025. Liquidation preference of $374 at June 30, 2026 and December 31, 2025.	61	61
Series C2 preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued or outstanding as of June 30, 2026 and December 31, 2025.	-	-
Series D preferred stock, $0.001 par value; 6.0 shares authorized, 0.1 shares issued and outstanding as of June 30, 2026 and December 31, 2025. Liquidation preference of $50 at June 30, 2026 and December 31, 2025.	18	18
Series E preferred stock, $0.001 par value; 5.0 shares authorized, 0.2 and 0.3 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively. Liquidation preference of $200 and $300 at June 30, 2026 and December 31, 2025, respectively.	189	284
Series F preferred stock, $0.001 par value; 1.5 shares authorized, 0.3 and 1.0 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively. Liquidation preference of $271 and $981 at June 30, 2026 and December 31, 2025, respectively.	226	817
Series F-2 preferred stock, $0.001 par value; 5.0 shares authorized, 0.2 and 0.5 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively. Liquidation preference of $245 and $480 at June 30, 2026 and December 31, 2025, respectively.	223	438
Common stock, $0.001 par value; 500,000 shares authorized, 96,537 and 86,154 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	3,481	3,471
Additional paid-in capital	148,843	146,092
Treasury stock at cost	(132)	(132)
Accumulated deficit	(158,672)	(157,055)
Total stockholders’ deficit	(5,763)	(6,006)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,195	$1,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Sales - devices and disposables	$-	$117	$-	$117
Cost of goods sold	-	38	-	38
Gross profit	-	79	-	79

Operating expenses:
Research and development	34	133	78	207
Sales and marketing	23	51	45	124
General and administrative	423	658	878	924
Gain on remeasurement of deferred compensation conversion liability	(2)	-	(222)	-
Total operating expenses	478	842	779	1,255

Loss from operations	(478)	(763)	(779)	(1,176)

Other income (expenses):
Interest expense	(136)	(157)	(287)	(303)
Inducement charge for warrants issued	-	-	(78)	-
Change in fair value of derivative liability	9	30	22	83
Gain from forgiveness of debt	-	15	3	31
Loss on extinguishment of debt	-	-	-	(32)
Other income	-	64	14	161
Total other income (expense)	(127)	(48)	(326)	(60)

Loss before income taxes	(605)	(811)	(1,105)	(1,236)
Provision for income taxes	-	-	-	-

Net loss	(605)	(811)	(1,105)	(1,236)
Deemed dividend for warrant exchanges	-	-	(510)	-
Preferred stock dividends	1	(45)	(2)	(83)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(604)	$(856)	$(1,617)	$(1,319)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding
Basic	96,536	78,838	92,707	73,594
Diluted	96,536	78,838	92,707	73,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED JUNE 30, 2026
(unaudited, in thousands)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series C		Series C1		Series C2		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2026	-	$-	-	$61	-	$-	-	$18
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at June 30, 2026	-	$-	-	$61	-	$-	-	$18

	Preferred Stock		Preferred Stock		Preferred Stock
	Series E		Series F		Series F2
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2026	-	$189	1	$226	-	$223
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance at June 30, 2026	-	$189	-	$226	-	$223

			Additional
	Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at March 31, 2026	96,508	$3,481	$148,826	$(132)	$(158,068)	$(5,176)
Issuance of common stock for payment of Series F-2 preferred dividends	29	-	6	-	-	6
Stock-based compensation	-	-	11	-	-	11
Accrued preferred dividends	-	-	-	-	1	1
Net loss	-	-	-	-	(605)	(605)
Balance at June 30, 2026	96,537	$3,481	$148,843	$(132)	$(158,672)	$(5,763)

The accompanying notes are an integral part of these condensed consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2026
(unaudited, in thousands)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series C		Series C1		Series C2		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2025	-	$-	-	$61	-	$-	-	$18
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-	-	-
Conversion of Preferred Stock Series E to common stock	-	-	-	-	-	-	-	-
Conversion of Preferred Stock Series F to common stock	-	-	-	-	-	-	-	-
Conversion of Preferred Stock Series F-2 to common stock	-	-	-	-	-	-	-	-
Conversion of debt to common stock and warrants	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Exchange and exercise of warrants	-	-	-	-	-	-	-	-
Extension of warrant expiration dates and deemed dividend	-	-	-	-	-	-	-	-
Warrants issued with debt	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at June 30, 2026	-	$-	-	$61	-	$-	-	$18

	Preferred Stock		Preferred Stock		Preferred Stock
	Series E		Series F		Series F2
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2025	-	$284	1	$817	-	$438
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-
Conversion of Preferred Stock Series E to common stock	-	(95)	-	-	-	-
Conversion of Preferred Stock Series F to common stock	-	-	(1)	(591)	-	-
Conversion of Preferred Stock Series F-2 to common stock	-	-	-	-	-	(215)
Conversion of debt to common stock and warrants	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-
Exchange and exercise of warrants	-	-	-	-	-	-
Extension of warrant expiration dates and deemed dividend	-	-	-	-	-	-
Warrants issued with debt	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance at June 30, 2026	-	$189	-	$226	-	$223

			Additional
	Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2025	86,154	$3,471	$146,092	$(132)	$(157,055)	$(6,006)
Issuance of common stock for payment of Series E preferred dividends	25	-	14	-	-	14
Issuance of common stock for payment of Series F preferred dividends	212	-	42	-	-	42
Issuance of common stock for payment of Series F-2 preferred dividends	101	-	21	-	-	21
Conversion of Preferred Stock Series E to common stock	400	-	95	-	-	-
Conversion of Preferred Stock Series F to common stock	2,840	3	588	-	-	-
Conversion of Preferred Stock Series F-2 to common stock	940	1	214	-	-	-
Conversion of debt to common stock and warrants	1,040	1	202	-	-	203
Stock-based compensation	-	-	79	-	-	79
Exchange and exercise of warrants	4,825	5	975	-	-	980
Extension of warrant expiration dates and deemed dividend	-	-	510	-	(510)	-
Warrants issued with debt	-	-	11	-	-	11
Accrued preferred dividends		-	-	-	(2)	(2)
Net loss	-	-	-	-	(1,105)	(1,105)
Balance at June 30, 2026	96,537	$3,481	$148,843	$(132)	$(158,672)	$(5,763)

The accompanying notes are an integral part of these condensed consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARIES
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

GUIDED THERAPEUTICS, INC. AND SUBSIDIARIES
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

GUIDED THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,105)	$(1,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	-	1
Depreciation	4	5
Amortization of debt issuance costs and discounts	88	135
Stock based compensation	79	330
Change in fair value of derivatives	(22)	(83)
Change in fair value of deferred compensation conversion liability	(222)	-
Amortization of lease right-of-use-asset	46	47
Inducement charge for warrants issued	78	-
Gain from forgiveness of debt	(3)	(31)
Loss on extinguishment of debt	-	32
Other non-cash expenses	12	13
Change in operating assets and liabilities:
Accounts receivable	-	(7)
Inventory	(52)	38
Other current assets	79	150
Accounts payable and accrued liabilities	95	327
Lease liabilities	(13)	(51)
Deferred revenue	-	(170)
NET CASH USED IN OPERATING ACTIVITIES	(936)	(500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrant exercises	980	-
Proceeds from the issuance of notes payable	295	355
Payments made on notes payable	(343)	(218)
Payments made on notes payable issued to related parties	(2)	-
Payments of debt issuance costs	(45)	(45)
Proceeds from issuance of common stock and warrants in private placement offerings	-	205
NET CASH PROVIDED BY FINANCING ACTIVITIES	885	297

NET CHANGE IN CASH AND CASH EQUIVALENTS	(51)	(203)

Cash at beginning of period	63	388

CASH AT END OF PERIOD	$12	$185

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$28	$25

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Dividends on preferred stock	$2	$83
Deemed dividend for warrant exchanges	$510	$-
Common stock issued for payment of accrued dividends	$77	$108
Conversion of Preferred Stock Series C to common stock	$-	$105
Conversion of Preferred Stock Series C1 to common stock	$-	$109
Conversion of Preferred Stock Series C2 to common stock	$-	$439
Conversion of Preferred Stock Series D to common stock	$-	$127
Conversion of Preferred Stock Series E to common stock	$95	$-
Conversion of Preferred Stock Series F to common stock	$591	$-
Conversion of Preferred Stock Series F-2 to common stock	$215	$37
Conversion of debt and accrued interest into common stock	$126	$-
Warrants issued with debt	$11	$8
Inception of derivative liability	$21	$25

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION, BACKGROUND, AND BASIS OF PRESENTATION

Guided Therapeutics, Inc. (formerly SpectRx, Inc.), together with its wholly owned subsidiaries, InterScan, Inc. (formerly Guided Therapeutics, Inc.) and Guided Therapeutics Health Technologies Industry and Trade Joint Stock Company (“GTHP Turkey”), collectively referred to herein as the “Company”, is a medical technology company focused on developing innovative medical devices that have the potential to improve healthcare. The Company’s primary focus is the continued commercialization of its LuViva non-invasive cervical cancer detection device and extension of its cancer detection technology into other cancers, including esophageal. The Company’s technology, including products in research and development, primarily relates to biophotonics technology for the non-invasive detection of cancers.

On March 25, 2026, the Company established GTHP Turkey, a joint stock company organized under the laws of the Republic of Turkey, as a wholly owned subsidiary. GTHP Turkey is registered with the Istanbul Trade Registry (Trade Registry File No. 1132980) and has issued share capital of TRY 400,000, all of which has been subscribed by the Company. GTHP Turkey has had limited operations to date, and its financial position and results of operations were not material to the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2026.

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

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company as of June 30, 2026 and December 31, 2025, and the consolidated results of operations and cash flows for the three and six-month periods ended June 30, 2026 and 2025 have been included. Amounts are reported in thousands of dollars, except per share amounts, unless otherwise noted.

The Company’s prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of June 30, 2026, it had an accumulated deficit of approximately $158.7 million. To date, the Company has engaged primarily in research and development efforts and the early stages of marketing its products. The Company may not be successful in growing sales for its products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. The Company’s products may not ever gain market acceptance and the Company may not ever generate significant revenues or achieve profitability. The development and commercialization of the Company’s products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue for the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

Going Concern

The Company’s consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. The factors below raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

At June 30, 2026, the Company had a working capital deficit of approximately $5.6 million, accumulated deficit of $158.7 million, and incurred a net loss attributable to common stockholders of $1.6 million for the six months then ended. Stockholders’ deficit totaled approximately $5.8 million at June 30, 2026, primarily due to recurring net losses from operations.

During the six months ended June 30, 2026, the Company received $980 thousand of proceeds from warrant exercises and $295 thousand of proceeds from issuances of notes payable. The Company will need to continue to raise capital in order to provide funding for its operations and to support the U.S. Food and Drug Administration (“FDA”) and China National Medical Products Administration (“NMPA”) approval process. If sufficient capital cannot be raised, the Company will continue its plans of curtailing operations by reducing discretionary spending and staffing levels and attempting to operate by only pursuing activities for which it has external financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

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

The Company adopted this guidance on a prospective basis during the six months ended June 30, 2026. During the six months ended June 30, 2026, the Company recognized an inducement charge of approximately $78 thousand related to the conversion of a convertible note and accrued interest into common stock, which included the issuance of warrants as additional consideration to induce conversion. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or cash flows.

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

Concentrations of Credit Risk

The Company maintains a cash balance in a financial institution that is insured by the Federal Deposit Insurance Corporation up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations. The amount in excess of insured limitations was nil as of June 30, 2026 and December 31, 2025.

Inventory Valuation

All inventories are stated at the lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis. Selling, general, and administrative expenses are not inventoried, but are charged to expense when incurred. The following schedule presents a summary of inventories by major class (in thousands):

	June 30,	December 31,
	2026	2025

Raw materials	$1,243	$1,191
Work-in-progress	71	71
Finished goods	4	4
Inventory reserve	(818)	(818)

Total inventory	$500	$448

The company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Depreciation and amortization expense are included in general and administrative expense on the statements of operations. Expenditures for repairs and maintenance are expensed as incurred. The following schedule presents a summary of property, equipment and leasehold improvements, net (in thousands):

	June 30,	December 31,
	2026	2025

Equipment	$953	$953
Software	634	634
Furniture and fixtures	17	17
Leasehold improvements	12	12

Subtotal	1,616	1,616
Less accumulated depreciation	(1,605)	(1,600)
Property, equipment and leasehold improvements, net	$11	$16

Depreciation expense related to property and equipment for the three and six months ended June 30, 2026 and 2025 was not material.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the associated debt. Debt issuance costs are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability consistent with the debt discount.

Patent Costs (Principally Legal Fees)

Costs incurred in filing, prosecuting, and maintaining patents are recurring, and expensed as incurred. Costs for maintaining patents are expensed as incurred as the Company has not yet received U.S. FDA approval and recovery of these costs is uncertain. Such costs were not material for the three and six months ended June 30, 2026 and 2025.

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

Accrued Liabilities

The following table presents a summary of accrued liabilities (in thousands):

	June 30, 2026	December 31, 2025

Compensation	$610	$525
Professional fees	44	115
Interest	424	291
Vacation	36	35
Preferred dividends	120	195
Other accrued expenses	8	9

Accrued liabilities	$1,242	$1,170

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

The Company evaluated its arrangements under the principal versus agent guidance in ASC 606 and determined that it acts as the principal in its revenue arrangements because it controls the specified goods prior to transfer to the customer, is primarily responsible for fulfilling the promise to provide the goods and has discretion in establishing pricing. Accordingly, revenue is recognized on a gross basis. For the three and six months ended June 30, 2025, all of the Company’s revenue was generated from sales to customers located in China.

Contract Balances

The Company defers payments received as revenue until earned based on the related contracts and applying ASC 606 as required. Deferred revenue totaled $189 thousand, $189 thousand, and $849 thousand as of June 30, 2026, December 31, 2025 and December 31, 2024, respectively.

The Company did not have material contract asset balances as of the periods presented.

Trade Receivables

Trade receivables are recorded net of allowances for chargebacks, cash discounts for prompt payment and credit losses. The Company estimates an allowance for expected credit losses by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The corresponding expense for the credit loss allowance is reflected in selling, general and administrative expenses. The credit loss allowance was immaterial as of June 30, 2026 and December 31, 2025.

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

During the six months ended June 30, 2026, the Company recognized $70 thousand of expense for stock options and $8 thousand of expense for warrants issued to a consultant. During the six months ended June 30, 2025, the Company recognized $59 thousand of expense for stock options and $270 thousand of expense related to warrants pursuant to an agreement approved by the Board of Directors on June 3, 2025 (see Note 6, "Commitments and Contingencies", for details).

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

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in ASC 820:

•	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

•	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

•	Income approach: Techniques to convert future amounts to a single present value amount.

The Company believes its valuation methods are appropriate and consistent with other market participants, however the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

3. STOCKHOLDERS’ DEFICIT

Common Stock

The Company has authorized 500,000,000 shares of common stock with $0.001 par value. As of June 30, 2026 and December 31, 2025, 96,537,349 and 86,153,918 shares of common stock were issued and outstanding, respectively.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with $0.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

Series C Preferred Stock

The board designated 9,000 shares of preferred stock as Series C Preferred Stock. At June 30, 2026 and December 31, 2025, there were no shares of Series C Preferred Stock issued or outstanding.

Holders of the Series C Preferred Stock were entitled to quarterly cumulative dividends at an annual rate of 12.0% until 42 months after the original issuance date (the “Dividend End Date”), payable in cash or, subject to certain conditions, the Company’s common stock. Unpaid accrued dividends were $120 thousand as of June 30, 2026 and December 31, 2025.

Series C1 Convertible Preferred Stock

The board designated 20,250 shares of preferred stock as Series C1 Convertible Preferred Stock (“Series C1”), of which 374.25 shares were issued and outstanding at June 30, 2026 and December 31, 2025. Shares of Series C1 are convertible into common stock by their holder at any time and may be mandatorily convertible upon the achievement of specified average trading prices for the Company’s common stock. The Series C1 shares have a conversion price of $0.50 per share.

The terms of the Series C1 Preferred Stock are substantially similar to those of the Series C Preferred Stock, except that Series C1 does not accrue dividends or provide for at-the-market make-whole payments and does not automatically adjust in connection with reverse stock splits or conversions of outstanding convertible debt.

Series C2 Preferred Stock

On August 31, 2018, the Company entered into agreements with certain holders of its Series C1 Preferred Stock to exchange those shares for an equal number of newly created Series C2 Preferred Stock. At June 30, 2026 and December 31, 2025, there were no shares of Series C2 Preferred Stock issued and outstanding.

Series D Preferred Stock

The Board designated 6,000 shares of preferred stock as Series D Preferred Stock, of which 50 shares were issued and outstanding at June 30, 2026 and December 31, 2025. The Series D Preferred Stock was issued in 2021 in connection with a financing transaction that included common stock and warrants. Each share has a par value of $0.001 and a stated value of $750. The Series D Preferred Stock is not currently convertible; however, conversion may occur at the request of the holder with the Company’s approval. The Series D Preferred Stock accrued dividends for a period of five years from the date of issuance, after which dividends no longer accrue. As the five-year accrual period has ended, no additional dividends are accruing as of June 30, 2026. Accrued dividends as of June 30, 2026 and December 31, 2025 were not material.

Series E Preferred Stock

The Board designated 5,000 shares of preferred stock as Series E Preferred Stock, of which 200 and 300 shares were issued and outstanding at June 30, 2026 and December 31, 2025, respectively. During the six months ended June 30, 2026, the Company issued 25,338 shares of common stock in payment of accrued dividends on the Series E Preferred Stock and 400,000 shares of common stock upon the conversion of 100 shares of Series E Preferred Stock. These transactions were with Dr. Imhoff, a member of the Company's Board of Directors.

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

Series F Preferred Stock

The Board designated 1,500 shares of preferred stock as Series F Preferred Stock, of which 271 and 981 shares were issued and outstanding at June 30, 2026 and December 31, 2025, respectively. During the six months ended June 30, 2026, the Company issued 2,840,000 shares of common stock upon the conversion of 710 shares of Series F Preferred Stock and issued 211,645 shares of common stock in payment of accrued dividends.

Each share of Series F Preferred Stock has a stated value of $1,000 and was originally convertible into 4,000 shares of common stock. The Series F Preferred Stock is not currently convertible; however, conversion may occur at the request of the holder with the Company’s approval. The Series F Preferred Stock no longer accrues dividends. Holders were entitled to cumulative dividends at a rate of 6% per annum for a period of five years from the date of issuance, after which no further dividends accrue. Accrued dividends related to the Series F Preferred Stock were not material as of June 30, 2026 and totaled $45 thousand as of December 31, 2025.

Series F-2 Preferred Stock

The Company was oversubscribed for its Series F Preferred Stock, resulting in the designation of Series F-2 Preferred Stock with substantially similar terms. The Board designated 3,500 shares of preferred stock as Series F-2 Preferred Stock, of which 245 and 480 shares were issued and outstanding at June 30, 2026 and December 31, 2025, respectively. During the six months ended June 30, 2026, the Company issued 940,000 shares of common stock upon the conversion of 235 shares of Series F-2 Preferred Stock and issued 101,143 shares of common stock for payment of accrued dividends.

Each share of Series F-2 Preferred Stock has a stated value of $1,000 and was originally convertible into 4,000 shares of common stock. The Series F Preferred Stock no longer accrues dividends. Holders were entitled to cumulative dividends at a rate of 6% per annum for a period of five years from the date of issuance, after which no further dividends accrue. Accrued dividends related to the Series F-2 Preferred Stock were not material as of June 30, 2026 and totaled $22 thousand as of December 31, 2025.

Series G Preferred Stock

During January 2021, the board designated 1,000,000 shares of preferred stock as Series G Preferred Stock, none of which remained outstanding as of June 30, 2026 or December 31, 2025. The Series G Convertible Preferred Stock had a mandatory redemption feature and was fully redeemed prior to January 1, 2022.

Warrants

The following table summarizes changes in the Company’s outstanding warrants to purchase common stock for the six months ended June 30, 2026 and 2025:

	Warrants (Underlying Shares)	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2025	45,165,649	$0.40
Warrants issued	7,177,500	0.22
Warrants exchanged	(4,825,000)	0.51
Warrants expired	(900,000)	0.30
Warrants exercised	(4,825,000)	$0.20
Outstanding, June 30, 2026	41,793,149	$0.38

	Warrants (Underlying Shares)	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2024	37,174,468	$0.42
Warrants issued	2,656,023	0.13
Outstanding, June 30, 2025	39,830,491	$0.40

Warrant Transactions (Current Period)

Issuance of Warrant to Chief Executive Officer

During the three months ended June 30, 2026, the Company issued Dr. Faupel a warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.25 per share, upon satisfaction of the performance condition requiring the Company to file data from its U.S. pivotal trial with the FDA. The warrant includes a cashless exercise feature and expires five years from the date of issuance. As the Company had previously concluded in 2025 that achievement of this performance condition was probable and recognized compensation expense of approximately $270 thousand during the year ended December 31, 2025, no additional compensation expense was recognized in connection with the issuance during the three months ended June 30, 2026.

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

As a result of these transactions, approximately 4,825,000 warrants were exchanged for new warrants at a reduced exercise price and exercised immediately, resulting in the issuance of approximately 4,825,000 shares of common stock and cash proceeds of approximately $980 thousand to the Company. The remaining approximately 4,425,000 warrants retained their original exercise prices and had their expiration dates extended by one year and remain outstanding, expiring in 2027. The one-year extension of the remaining warrants resulted in incremental fair value of approximately $510 thousand, which was recognized as a deemed dividend recorded as an adjustment to additional paid-in capital. Holders of approximately 11,973,080 warrants elected to keep the terms of their existing warrants unchanged pursuant to Alternative (ii); these warrants retain their original exercise prices and expiration dates and are scheduled to expire in 2026.

Debt Conversion and Warrant Issuance

On March 16, 2026, the Company entered into an exchange agreement with the holder of a $75 thousand convertible promissory note, pursuant to which the holder agreed to convert the outstanding principal and accrued interest of $8 thousand into 414,082 shares of the Company’s common stock at a conversion price of $0.20 per share. In connection with the exchange, the Company also issued warrants to purchase 300,000 shares of common stock. The warrants have an exercise price of $0.30 per share and expire three years from the date of issuance.

The fair value of the warrants issued was estimated using the Black-Scholes option pricing model with the following assumptions: an expected term of 3.0 years, stock price of $0.28, exercise price of $0.30, volatility of 204.8%, a risk-free interest rate of 3.69%, and no expected dividends. The estimated fair value per warrant was approximately $0.26.

The issuance of the warrants represented additional consideration to induce the conversion of the note. Accordingly, the Company recognized an inducement charge of approximately $78 thousand during the six months ended June 30, 2026, which is presented as “Inducement charges” in the unaudited condensed consolidated statements of operations.

Deferred Compensation and Warrant Issuance

On February 20, 2026, the Company entered into an Exchange and Deferred Compensation Agreement with a former employee and consultant pursuant to which the Company agreed to provide compensation for services previously rendered. Under the terms of the agreement, the Company issued warrants to purchase 22,500 shares of the Company’s common stock and agreed to make cash payments totaling $20 thousand, payable in five equal monthly installments of $4 thousand beginning March 1, 2026.

The fair value of the warrants issued was estimated using the Black-Scholes option pricing model with the following assumptions: an expected term of 3.0 years, stock price of $0.40, exercise price of $0.35, volatility of 203.3%, a risk-free interest rate of 3.5%, and no expected dividends. The estimated fair value per warrant was $0.37.

Based on these assumptions, the Company recognized stock-based compensation expense of approximately $8 thousand during the six months ended June 30, 2026 related to the issuance of 22,500 warrants.

Warrants Issued in Connection with Promissory Note

On February 6, 2026, the Company issued a promissory note in the principal amount of $30 thousand to an investor. In connection with the issuance of the note, the Company issued warrants to purchase 30,000 shares of common stock. The warrants have an exercise price of $0.40 per share, were exercisable upon issuance, and expire three years from the issuance date. The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: expected term of 3.0 years, stock price of $0.40, exercise price of $0.40, volatility of 202.8%, risk-free interest rate of 3.6%, and no expected dividends. The estimated fair value per warrant was $0.37.

Based on these assumptions, the total fair value of the warrants was approximately $11 thousand, which was recorded as a discount to the note and is being amortized to interest expense over the term of the note.

Warrant Transactions (Prior Period)

March 2025 Private Placement Offering

On March 18, 2025, the Company entered into a Securities Purchase Agreement with certain investors for a private placement of 2,045,009 units at a purchase price of $0.10 per unit, generating gross proceeds of $205 thousand. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock. The warrants were exercisable immediately, expire four years from issuance, and have an exercise price of $0.13 per share.

In connection with the offering, the Company entered into exchange agreements with Dr. Imhoff and Mr. James, pursuant to which an aggregate of $53 thousand of outstanding principal and accrued interest was exchanged for units issued in the offering. The Company recognized a loss on extinguishment of debt of $32 thousand during the six months ended June 30, 2025 related to these exchanges.

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

Warrants Issued in Connection with Promissory Note

During the six months ended June 30, 2025, the Company issued 85,000 warrants in conjunction with the issuances of $85 thousand of notes payable to unaffiliated third parties. See Note 7, “Notes Payable” for additional details. Management estimated the fair value of the warrants issued utilizing the Black-Scholes Option Pricing model with the following weighted-average assumptions:

Expected term (years)	3.0
Volatility	203.3%
Risk-free interest rate	4.0%
Dividend yield	0.0%

4. STOCK OPTIONS

The Company’s Stock Plan (the “Plan”) provides for the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options was determined by the Company’s board of directors, but incentive stock options were granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options generally vest over three years and expire ten years from the date of grant. The aggregate number of common shares that may be issued or reserved pursuant to stock option or other awards under the plan may not exceed 2,500,000 common shares. During the six months ended June 30, 2026, the Company granted 75,000 stock options under the Plan. As of June 30, 2026, shares available for issuance under the Plan were 648,000.

In addition to awards granted under the Plan, the Company issued stock options outside of the Plan that were approved by the Board of Directors. During the six months ended June 30, 2026, the Company granted 550,000 stock options outside of the Plan. These awards do not reduce the number of shares available for issuance under the Plan.

The following tables summarize the Company’s stock option activity and related information for the six months ended June 30, 2026 and 2025. The activity presented includes options granted both under and outside of the Plan:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options (in thousands)

Options outstanding as of December 31, 2025	2,827,000	$0.32	6.5 years	$476
Options granted	625,000	$0.29
Options outstanding as of June 30, 2026	3,452,000	$0.28	7.1 years	$126
Options exercisable as of June 30, 2026	2,526,205	$0.31	6.4 years	$76

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options (in thousands)

Options outstanding as of December 31, 2024	2,883,636	$0.35	6.3 years	$-
Options granted	625,000	$0.14
Options forfeited	(24,205)	$0.21
Options expired	(413,636)	$0.46
Options outstanding as of June 30, 2025	3,070,795	$0.29	7.4 years	$138
Options exercisable as of June 30, 2025	2,191,364	$0.35	6.6 years	$49

The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price as of June 30, 2026 and the exercise price, multiplied by the number of options. As of June 30, 2026, there was $192 thousand of unrecognized stock-based compensation expense. Such costs are expected to be recognized over a weighted average period of approximately 2.3 years.

During the six months ended June 30, 2026, the Company granted 625,000 stock options with a weighted-average exercise price equal to the closing market price of the Company’s common stock on the date of grant. The grant-date fair value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: expected term of 6.1 years, stock price of $0.29, exercise price of $0.29, volatility of 193.4%, risk-free interest rate of 3.8%, and no expected dividends. The weighted-average grant-date fair value of options granted during the period was $0.29. Based on these assumptions, the total grant-date fair value of options granted during the six months ended June 30, 2026 was approximately $178 thousand.

The Company recognizes stock-based compensation expense related to stock options on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. During the six months ended June 30, 2026 and 2025, the Company recognized expense for stock options of $70 thousand and $59 thousand, respectively.

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

As of June 30, 2026, and December 31, 2025, there was no accrual recorded for any potential losses related to pending litigation.

6. COMMITMENTS AND CONTINGENCIES

Operating Leases

Our corporate office, which includes administrative, research and development, marketing and production facilities, is located in a 12,835 square-foot leased property.

The Company’s operating lease was modified in December 2025 to extend the lease term through July 31, 2031. Accordingly, during the year ended December 31, 2025, the Company accounted for the extension as a lease modification and remeasured the related operating lease liability and ROU asset based on the revised lease term. The remeasurement resulted in an increase of $642 thousand to both the operating lease liability and the corresponding ROU asset. The amended lease term now expires on July 31, 2031.

Operating lease cost recognized for this lease was $84 thousand and $55 thousand for the six months ended June 30, 2026 and 2025, respectively. The table below presents total operating lease right-of-use asset and lease liability as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Operating lease right-of-use asset	$640	$686
Operating lease liability	$683	$696

The table below presents the maturities of the operating lease liability as of June 30, 2026 (in thousands):

Operating
Lease
2026 (remaining)	69
2027	169
2028	175
2029	182
2030	190
Thereafter	114
Total future lease payments	899
Less: discount	(216)
Total lease liabilities	$683

The table below presents the weighted-average remaining lease term and discount rate used in the calculation of the operating lease right-of-use asset and lease liability as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Weighted average remaining lease term (years)	5.1	5.6
Weighted average discount rate	11.0%	11.0%

Cash paid for the operating lease liability was $50 thousand and $59 thousand during the six months ended June 30, 2026 and 2025, respectively.

Related Party Contracts

Executive Compensation Agreement

On June 3, 2025, the Company's Board of Directors approved a revised compensation agreement for the Company’s Chief Executive Officer (“CEO”), Dr. Mark Faupel. As of June 30, 2026, Dr. Faupel is entitled to:

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
•

These warrants have an exercise price of $0.40 per share, include a cashless exercise feature, and will expire five years from becoming exercisable, with a maximum term of ten years from issuance. As of June 30, 2026, the Company has concluded it is not probable that the performance conditions related to the above warrants will be achieved; accordingly, no compensation expense related to the warrants has been recorded.

2.

A warrant to purchase 2,000,000 shares of common stock, exercisable upon filing data from the U.S. pivotal trial with the FDA, with an exercise price of $0.25 per share, including a cashless exercise feature, and expires five years from issuance. The Company concluded in 2025 that achievement of this performance condition was probable and, accordingly, recognized compensation expense of approximately $270 thousand during the year ended December 31, 2025. During the three months ended June 30, 2026, the Company filed data from the U.S. pivotal trial with the FDA, satisfying this performance condition and rendering the warrant fully exercisable. No additional compensation expense related to this award was recognized during the six months ended June 30, 2026.

Additionally, deferred salary of $374 thousand, which had accrued as of May 23, 2025, will continue accruing interest at an annual rate of 6%, and Dr. Faupel’s annual compensation was increased to $240 thousand effective June 1, 2025. Up to $100 thousand of this salary may be deferred at Dr. Faupel’s discretion, accruing interest at 6%.

Dr. Faupel’s deferred compensation totaled approximately $557 thousand and $473 thousand as of June 30, 2026 and December 31, 2025, respectively. The deferred compensation accrues interest at a rate of 6% and is convertible at his option into common stock at a conversion price of $0.25 per share. All amounts owed to Dr. Faupel are payable within ten business days if his position as Chief Executive Officer is terminated by the Board.

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

During the year ended December 31, 2025, the fair value of the conversion feature was determined based on its intrinsic value, representing the excess of the Company's closing stock price over the $0.25 conversion price. Accordingly, the Company recognized $548 thousand of compensation expense during 2025 and recorded a corresponding liability classified as "Deferred compensation conversion liability, at fair value" on the condensed consolidated balance sheets.

During the six months ended June 30, 2026, the Company's stock price fell below the $0.25 conversion price, rendering the feature out-of-the-money. Accordingly, the fair value was estimated using the Black-Scholes option pricing model, which captures the remaining time value of the conversion right. The model utilized an expected term of approximately 1.3 years, stock price of $0.24, exercise price of $0.25, volatility of 171.9%, risk-free interest rate of 3.98%, and no expected dividends.

The fair value of the deferred compensation conversion liability was $326 thousand and $548 thousand as of June 30, 2026 and December 31, 2025, respectively. During the six months ended June 30, 2026, the Company recognized a gain on the remeasurement of the deferred compensation conversion liability of $222 thousand.

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

Expense recognized under this arrangement was $15 thousand for the six months ended June 30, 2026 and 2025.

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

The Company then entered into several amendments to the SMI agreement, the most recent of which was executed on May 8, 2025. During the three months ended March 31, 2025, the Company and SMI agreed to apply previous payments towards reimbursement of expenses the Company incurred in prior periods. As a result of this agreement, the Company recognized $184 thousand of deferred revenue in income, which is included in “Other income” during the six months ended June 30, 2025.

During the fourth quarter of 2025, SMI failed to fulfill certain obligations under the agreement and consequently lost its rights to manufacture and distribute LuViva in China.

Following the May 2025 amendment, we entered into a purchase agreement with HDMT for 35 LuViva devices (without rolling carts) totaling $700 thousand. As of June 30, 2026, seven devices had been paid for and shipped, with four additional units completed. On July 10, 2026 we received a payment of $80 thousand for these four devices. They are expected to ship later in 2026. Additionally, on November 11, 2025, we entered into a purchase agreement with YMIC for $200 thousand of LuViva parts and components used in our single-use cervical guides. On June 30, 2026, we executed an agreement with YMIC which amended the November 11, 2025 agreement such that YMIC would supply Guided Therapeutics with approximately $300 thousand worth of parts and cash payments in return for certain services and finished goods. In addition, YMIC committed to purchasing 50 LuViva devices and 500,000 single-use components upon approval of LuViva by NMPA

Contingencies

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

Recent conflicts and heightened geopolitical tensions in the Middle East have contributed to increased uncertainty in global financial markets and may result in volatility in commodity prices, including oil and natural gas, as well as disruptions to international trade routes. Any escalation or expansion of these conflicts could adversely affect global supply chains, increase transportation and energy costs, and create additional regulatory or economic uncertainty. While the conflicts had no direct effect on us, the indirect effects of continued instability could adversely impact the Company’s operations, financial condition, and results of operations.

In 2025, the U.S. government invoked the International Emergency Economic Powers Act ("IEEPA") to impose broad tariffs on imports from China and other trading partners, creating significant uncertainty with respect to future tax and trade regulations and the potential competitive effects of such actions. On February 20, 2026, the U.S. Supreme Court ruled 6-3 that IEEPA does not authorize the imposition of tariffs, and all IEEPA-based tariffs were terminated effective February 24, 2026. Following the ruling, the administration announced a 10% global tariff under Section 122 of the Trade Act of 1974, which expired on July 24, 2026.

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

7. NOTES PAYABLE

Short-term Promissory Notes

On February 6, 2026, the Company issued a $30 thousand promissory note to an investor. The note bears interest of $2.4 thousand over its term and matures on January 1, 2027, with principal payable in monthly installments beginning March 1, 2026. In connection with the issuance of the note, the Company issued warrants to purchase 30,000 shares of common stock with an exercise price of $0.40 per share. The warrants were issued on February 6, 2026 and expire three years from the issuance date.

The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected term of 3.0 years, stock price of $0.40, exercise price of $0.40, volatility of 202.8%, risk-free interest rate of 3.6%, and no expected dividends. The proceeds from the issuance of the note and warrants were allocated between the debt and the warrants on a relative fair value basis. Based on this allocation, approximately $11 thousand was recorded as a debt discount and is being amortized to interest expense over the term of the note.

As of June 30, 2026, the outstanding principal balance of the note was $18 thousand, accrued interest totaled approximately $2 thousand, and the unamortized debt discount related to the warrants was approximately $6 thousand.

On July 4, 2025, the Company entered into a premium finance agreement to finance its insurance policies totaling $125 thousand. Monthly payments were due under the agreement, including interest at a rate of 8.8%. The note matured on May 4, 2026. As of June 30, 2026, the outstanding balance under this agreement was $0, which is included in “Short-term notes payable” on the condensed consolidated balance sheets. As of December 31, 2025, the outstanding balance was $58 thousand.

Long-term Promissory Notes

On April 15, 2024, the Company entered into an exchange agreement with a former employee, whereby the former employee agreed to exchange outstanding amounts due for deferred compensation of $82 thousand for an $87 thousand promissory note. Beginning on May 5, 2024, monthly payments of $2 thousand are due on the note until its maturity date of May 5, 2028. The note accrues interest at a rate of 6.0% per annum.

As of June 30, 2026, the outstanding principal balance of the promissory note was $35 thousand, of which $24 thousand is included in “Short-term notes payable” and $11 thousand is included in “Long-term notes payable” on the unaudited condensed consolidated balance sheets. Accrued interest on the promissory note totaled $8 thousand as of June 30, 2026. As of December 31, 2025, the outstanding principal balance was $47 thousand, of which $24 thousand was classified as short-term and $23 thousand as long-term. Accrued interest totaled $7 thousand as of December 31, 2025.

The following tables summarize notes payable as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Short-term promissory notes	$18	$-
Deferred compensation note	35	47
Insurance policy financing	-	58
Debt discount	(6)	-
Total	47	105

Less: Current portion of notes payable	(36)	(82)
Total long-term notes payable	$11	$23

Future debt obligations at June 30, 2026 for notes payable are as follows (in thousands):

2026 (remaining)	30
2027	23
Total	$53

8. CONVERTIBLE DEBT

10% Senior Unsecured Convertible Debenture

On May 17, 2021, the Company issued 10% senior unsecured convertible debentures with an aggregate principal amount of $1.1 million. The debentures matured on May 17, 2024 and remain outstanding. The principal and accrued interest are convertible, at the holder’s option, into shares of common stock at a conversion price of $0.50 per share, subject to adjustment in certain events. Interest accrues at a rate of 10% per annum, compounded quarterly, and is payable in cash or shares of common stock at the Company’s option. Upon obtaining approval to list or quote the Company’s common stock on a national exchange or market, the Company may require the debentures to convert into shares of common stock immediately prior to such uplisting; however, if the Company conducts a financing in connection with the uplisting, the holder may elect to exchange the debentures for the securities issued in that financing.

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

As of June 30, 2026 and December 31, 2025, the outstanding principal balance was $1.1 million. Accrued interest totaled $206 thousand and $104 thousand as of June 30, 2026 and December 31, 2025, respectively. Following the maturity date, the debentures bear interest at a default rate of 18.0% per annum. The debentures are currently in default and are classified as “Short-term convertible debt in default” on the unaudited condensed consolidated balance sheets.

Convertible Promissory Notes

The following table summarizes convertible promissory notes outstanding as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Convertible promissory notes	$377	$447
Unamortized debt issuance costs	(14)	(17)
Debt discount	(47)	(63)
Less: convertible debt in default	(20)	(20)
Convertible promissory notes	$296	$347

1800 Diagonal Lending LLC Notes

During 2025 and the six months ended June 30, 2026, the Company entered into multiple securities purchase agreements with 1800 Diagonal Lending LLC (“Diagonal Lending”) and issued a series of contingently convertible promissory notes (the “Diagonal Notes”).

On April 1, 2025 and May 1, 2025, the Company issued notes with principal balances of $150 thousand and $121 thousand, respectively. These notes matured on January 30, 2026 and February 28, 2026, respectively, and were repaid in accordance with their terms.

On October 3, 2025, the Company issued an additional note with a principal balance of $123 thousand and an original issue discount of $16 thousand, resulting in net proceeds of $107 thousand. The note includes a one-time interest charge of 12% applied on the issuance date, resulting in total amounts due of $138 thousand, and matures on July 30, 2026. The note is payable in five scheduled installments, with the first payment of $69 thousand due March 30, 2026, followed by four equal monthly payments of $17 thousand through the maturity date. The Company has the right to accelerate or prepay the note in full at any time without penalty. The note is contingently convertible into shares of common stock only upon an event of default, at a conversion price equal to 65% of the lowest trading price of the Company's common stock during the ten trading days prior to conversion, subject to a 4.99% beneficial ownership limitation.

On January 8, 2026, the Company issued a note with a principal balance of $158 thousand and an original issue discount of $21 thousand, resulting in net proceeds of $137 thousand. The note includes a one-time interest charge of 12% applied on the issuance date, resulting in total amounts due of $176 thousand, and matures on November 15, 2026. The note is payable in five scheduled installments, with the first payment of $88 thousand due July 15, 2026, followed by four equal monthly payments of $22 thousand through the maturity date. The Company has the right to accelerate or prepay the note in full at any time without penalty. The note is contingently convertible into shares of common stock only upon an event of default, at a conversion price equal to 65% of the lowest trading price of the Company's common stock during the ten trading days prior to conversion, subject to a 4.99% beneficial ownership limitation.

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

As of June 30, 2026, the aggregate outstanding principal balance of the Diagonal Notes was $174 thousand, with accrued interest of $15 thousand. Unamortized debt discounts and issuance costs totaled approximately $21 thousand. As of December 31, 2025, the aggregate outstanding principal balance was $175 thousand, with accrued interest of $7 thousand and unamortized debt discounts and issuance costs of approximately $33 thousand. The Diagonal Notes that remain outstanding are included in “Short-term convertible notes, net of discounts” on the unaudited condensed consolidated balance sheets.

GS Capital Partners, LLC Convertible Note

On December 30, 2025, the Company issued an unsecured promissory note to GS Capital Partners, LLC (“GS Capital”) with a principal balance of $69 thousand and an original issue discount of $6 thousand, resulting in net proceeds of approximately $63 thousand. The note includes a one-time guaranteed interest charge of 12% applied on the issuance date and added to the principal balance, resulting in total amounts due of $77 thousand, and matures on December 30, 2026. The outstanding principal is payable in six monthly installments of approximately $13 thousand each, commencing on the 181st day following the issuance date and continuing monthly thereafter, with all remaining principal and interest due at maturity. The Company has the right to prepay the note in whole or in part at any time. Upon an event of default, amounts outstanding become immediately due and payable at 150% of the then-outstanding balance, and default interest accrues at 24% per annum.

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

The Company allocated the proceeds from the issuance of the note and warrants between the debt and the warrant based on their relative fair values. The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: expected term of 2.0 years, stock price of $0.54, exercise price of $0.54, volatility of 186.5%, risk-free interest rate of 3.5%, and no expected dividends. The estimated fair value per warrant was $0.44. Based on this allocation, the Company recorded a debt discount of approximately $9 thousand related to the warrant, which is being amortized to interest expense over the term of the note using the effective interest method.

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

As of June 30, 2026, the outstanding principal balance of the GS Capital note was $56 thousand, with accrued interest of $6 thousand. Unamortized debt discounts and issuance costs totaled approximately $11 thousand. As of December 31, 2025, the outstanding principal balance was $69 thousand, with accrued interest nil. Unamortized debt discounts and issuance costs totaled approximately $27 thousand.

Labrys Fund II Convertible Note

On August 27, 2025, the Company issued a convertible promissory note to Labrys Fund II, L.P. (“Labrys”) with a principal balance of $108 thousand and an original issue discount of $10 thousand, resulting in net proceeds of $98 thousand. The note bears total interest of $11 thousand and matures on August 27, 2026. The note is unsecured and may not be prepaid except as provided in its terms.

On June 5, 2026, the Company issued a second convertible promissory note (the “Second Labrys Note” and, together with the first Labrys note, the “Labrys Notes”) to Labrys with a principal balance of $108 thousand and an original issue discount of $10 thousand, resulting in net proceeds of $98 thousand. The Second Labrys Note bears total interest of $11 thousand and matures on June 5, 2027. The note is unsecured, contains the same conversion terms described below, and may not be prepaid except as provided in its terms. Amortization payment of $59 thousand is due on December 5, 2026, followed by five monthly payments of $10 thousand each from January 2027 through May 2027, with any remaining outstanding amount due at maturity.

Each of the Labrys Notes contains a conversion feature that becomes exercisable upon an event of default or missed payment and provides for settlement at a variable conversion price equal to 75% of the average of the two lowest closing prices of the Company’s common stock during the ten trading days preceding conversion, subject to customary adjustments.

The Company evaluated the embedded conversion feature in each of the Labrys Notes and determined that it meets the definition of a derivative instrument and is not clearly and closely related to the host debt. Accordingly, the conversion features were bifurcated and accounted for as derivative liabilities, initially recorded at fair value as a debt discount and remeasured at each reporting date, with changes in fair value recognized in earnings.

As of June 30, 2026, the aggregate outstanding principal balance of the Labrys Notes was $127 thousand, with accrued interest of $2 thousand. Unamortized debt discounts and issuance costs totaled approximately $27 thousand. As of December 31, 2025, only the First Labrys Note was outstanding, with a principal balance of $108 thousand with accrued interest of $6 thousand and unamortized debt discounts and issuance costs of approximately $16 thousand; the Second Labrys Note had not yet been issued.

The Labrys Notes are included in “Short-term convertible notes, net of discounts” on the unaudited condensed consolidated balance sheets.

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

As of June 30, 2026 and December 31, 2025, the outstanding principal balance of the convertible note was $20 thousand. Accrued interest totaled $160 thousand and $144 thousand as of June 30, 2026 and December 31, 2025, respectively.

The note is included in “Short-term convertible debt in default” on the unaudited condensed consolidated balance sheets.

Other Convertible Promissory Notes

On May 2, 2025, the Company issued a promissory note with a principal balance of $75 thousand to an unaffiliated third party. The note accrued interest at a rate of 12.0% per annum and matured on May 2, 2026. During the three months ended March 31, 2026, the Company entered into an exchange agreement with the holder of the note, pursuant to which the holder agreed to convert the outstanding principal balance of $75 thousand and accrued interest of $8 thousand into 414,082 shares of the Company’s common stock at a conversion price of $0.20 per share.

In connection with the exchange, the Company issued warrants to purchase 300,000 shares of common stock as an inducement to convert the note. The issuance of these warrants represented additional consideration to the holder and resulted in the recognition of an inducement charge of approximately $78 thousand during the six months ended June 30, 2026, which is presented as “Inducement charges” in the condensed consolidated statements of operations.

As a result of the conversion, the note was fully extinguished during the six months ended June 30, 2026.

9. RELATED PARTY DEBT

The following table summarizes notes payable due to related parties as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Executive deferred compensation notes	$500	$491
Contingently convertible promissory note	110	150
Total	610	641

Less: Current portion of notes payable due to related parties	(434)	(621)
Total long-term notes payable due to related parties	$176	$20

Future debt obligations at June 30, 2026 for debt owed to related parties are as follows (in thousands):

2026 (remaining)	414
2027	196
Total	$610

Executive Deferred Compensation Notes Payable

The Company has outstanding promissory notes payable to Dr. Mark Faupel, Chief Executive Officer, and Dr. Gene Cartwright, former Chief Executive Officer, related to previously deferred compensation and other obligations. These notes were originally issued in 2018 and subsequently restructured and amended on multiple occasions. Dr. Faupel's note, extended pursuant to a new promissory note dated April 30, 2026 (with terms retroactively applied as of February 19, 2026) has a new maturity date of August 18, 2027 and is classified as long-term as of June 30, 2026. Dr. Cartwright's note, which had a maturity date of February 18, 2023, remains past due as of June 30, 2026 and continues to accrue interest.

On August 27, 2025, the Company entered into an agreement with Dr. Faupel to exchange $25 thousand of outstanding principal for 138,889 shares of common stock and warrants to purchase 138,889 shares of common stock. The warrants are exercisable at $0.25 per share and expire four years from the issuance date. In connection with this transaction, the Company recognized a loss on extinguishment of debt of $51 thousand during the year ended December 31, 2025.

Dr. Faupel's note bears interest at 6% per annum and matures on August 18, 2027. At the Holder's election, the note shall become due and payable in full if the Company obtains financing of at least $4.0 million or, at the end of any fiscal quarter during the two-year period following the note's issuance, holds cash on hand of at least $4.0 million.

As of June 30, 2026, the aggregate outstanding balance of the notes was $500 thousand, including accrued interest of $122 thousand, of which $176 thousand representing Dr. Faupel's note is classified as long-term and included in “Long-term debt, related parties” on the condensed consolidated balance sheets, with the remainder included in “Current portion of notes payable due to related parties.” As of December 31, 2025, the aggregate outstanding principal balance was $489 thousand, including accrued interest of $111 thousand, all of which is included in “Current portion of notes payable due to related parties” on the condensed consolidated balance sheets.

On March 22, 2021, the Company entered into an exchange agreement with a former executive, pursuant to which a portion of previously deferred compensation was converted into an unsecured promissory note, with the remaining balance continuing as deferred compensation. During the six months ended June 30, 2026, the remaining deferred compensation balance was forgiven by the creditor. As of June 30, 2026, there was no outstanding balance under either the promissory note or deferred compensation arrangement, both having been fully forgiven or settled prior to June 30, 2026. As of December 31, 2025, the outstanding principal amount owed on the note was $2 thousand, which is included in “Current portion of long-term debt, related parties” in the unaudited condensed consolidated balance sheet.

Other Notes Payable Issued to Related Parties

On September 25, 2025, the Company issued a $160 thousand contingently convertible promissory note to Dr. John Imhoff. The note bears simple interest at 10% per annum and matures on February 28, 2027. Beginning November 30, 2025, the Company is required to make monthly payments of $10 thousand plus accrued interest until maturity.

If the Company fails to make the required payment, the holder may elect to convert the unpaid balance, including accrued interest, into shares of common stock at a conversion price of $0.07 per share if the 10-day VWAP is below $0.50, or $0.14 per share if the 10-day VWAP is $0.50 or higher. The Company may prepay the note at any time without penalty with the holder’s written consent.

During the year ended December 31, 2025, the holder converted $10 thousand of principal and $4 thousand of accrued interest into 195,460 shares of common stock at a conversion price of $0.07 per share. During the six months ended June 30, 2026, the holder converted an additional $40 thousand of principal and $4 thousand of accrued interest into 626,223 shares of common stock. With the mutual agreement of the Company, these conversions were completed in lieu of scheduled principal payments, and the Company was not in default under the note. During the six months ended June 30, 2026, with mutual agreement of the holder, $30 thousand of principal payments were deferred and are expected to be converted into shares of common stock within the next twelve months.

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

During a period of net loss, basic and diluted earnings per share are the same as the assumed exercise of warrants and the conversion of convertible debt and preferred stock are anti-dilutive. For the six months ended June 30, 2026 and 2025, all stock options, convertible preferred stock, convertible debt, convertible deferred compensation and warrants were anti-dilutive and were therefore excluded from the computation of diluted loss per share. At June 30, 2026 and 2025, these instruments were convertible into 45,157,140 and 55,565,088 common shares, respectively.

The following table sets forth pertinent data relating to the computation of basic and diluted net loss per share attributable to common shareholders (in thousands):

	Six Months Ended June 30,
	2026	2025

Net loss attributable to common shareholders	(1,617)	(1,319)
Basic weighted average number of shares outstanding	92,707	73,594
Net loss per share attributable to common shareholders (basic)	(0.02)	(0.02)
Diluted weighted average number of shares outstanding	92,707	73,594
Net loss per share attributable to common shareholders (diluted)	(0.02)	(0.02)

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

While several inputs to the Black-Scholes model are observable — including the Company's stock price, historical volatility, and the risk-free rate — the expected term represents a significant unobservable input, as it requires management's estimate of when the employee will elect to convert. The significance of the expected term assumption is further heightened by the fact that as of June 30, 2026, the conversion feature is out-of-the-money, with the Company's stock price of $0.24 below the $0.25 conversion price. As a result, the fair value of the feature is driven primarily by time value rather than intrinsic value, making the expected term the most significant input to the measurement. Accordingly, the liability is classified as Level 3 within the fair value hierarchy.

The key inputs as of June 30, 2026 were as follows: expected term of approximately 1.3 years, stock price of $0.24, conversion price of $0.25, volatility of 171.9%, risk-free interest rate of 4.0%, and no expected dividends. The resulting estimated fair value was approximately $326 thousand as of June 30, 2026.

The following table presents the fair value of liabilities measured at fair value on a recurring basis as of June 30, 2026 (in thousands):

	Fair Value at June 30, 2026
	Level 1	Level 2	Level 3	Total

Derivative liability/bifurcated conversion options in connection with convertible promissory notes	$-	$-	$36	$36
Deferred compensation conversion liability	-	-	326	326

Total short-term liabilities at fair value	$-	$-	$362	$362

The following table presents the fair value of liabilities measured at fair value on a recurring basis as of December 31, 2025 (in thousands):

	Fair Value at December 31, 2025
	Level 1	Level 2	Level 3	Total

Derivative liability/bifurcated conversion options in connection with convertible promissory notes	$-	$-	$37	$37
Deferred compensation conversion liability	-	-	548	548

Total short-term liabilities at fair value	$-	$-	$585	$585

Derivative financial instruments and changes thereto recorded in the six months ended June 30, 2026 and 2025 include the following (in thousands):

	Six Months Ended June 30,
	2026	2025

Fair value, beginning of period	$37	$118
Inception of derivative liability	21	25
Change in fair value of beneficial conversion features	(22)	(83)

Fair value, end of period	$36	$60

The following table presents activity in the deferred compensation conversion liability for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025

Fair value, beginning of period	$548	$-
Remeasurement gain recognized in operations	(222)	-

Fair value, end of period	$326	$-

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

13. SUBSEQUENT EVENTS

Promissory Note and Warrant Issued to GS Capital Partners, LLC

On August 5, 2026, the Company entered into a Securities Purchase Agreement and issued a second unsecured promissory note to GS Capital (the "August GS Capital Note"), together with a warrant to purchase 20,000 shares of common stock. The August GS Capital Note has a principal balance of $69 thousand and an original issue discount of $6 thousand, resulting in net proceeds of $63 thousand, on substantially the same terms as the note GS Capital issued to the Company in December 2025 (see Note 7, "Notes Payable"). The August GS Capital Note was issued and funded after the June 30, 2026 balance sheet date and, accordingly, is not reflected in the Company's condensed consolidated financial statements as of and for the period ended June 30, 2026.

The August GS Capital Note includes a one-time guaranteed interest charge of 12% ($8 thousand), applied on the issuance date and added to the principal balance, resulting in total amounts due of $77 thousand, and matures on August 5, 2027. The outstanding principal is payable in seven monthly installments of approximately $11 thousand each, commencing on the 181st day following the issuance date and continuing every 30 days thereafter for six months, with any remaining principal and interest due at maturity. The Company may prepay the note in whole or in part at any time. Upon an event of default, amounts outstanding become immediately due and payable at 150% of the then-outstanding balance, and default interest accrues at the lesser of 24% per annum or the maximum rate permitted by law.

The note is not convertible into shares of common stock unless an event of default occurs, following which GS Capital may convert the outstanding balance into common stock at a conversion price equal to 65% of the lowest trading price of the Company's common stock during the fifteen trading days preceding the conversion notice, subject to a 4.99% beneficial ownership limitation. The note also contains customary covenants, a cross-default provision, and a most favored nations clause consistent with the December 2025 GS Capital note.

The warrant issued in connection with the August GS Capital Note has an exercise price of $0.30 per share, is exercisable beginning August 5, 2026, and expires on August 5, 2028.

Promissory Note and Warrant Issued to Andrew T. Hunter

On August 6, 2026, the Company issued a promissory note to Andrew Templeton Hunter (the "Hunter Note") in the principal amount of $10 thousand, together with a warrant to purchase 10,000 shares of common stock. The Hunter Note was issued after the June 30, 2026 balance sheet date and, accordingly, is not reflected in the Company's condensed consolidated financial statements as of and for the period ended June 30, 2026.

The Hunter Note accrues total interest of $1 thousand, for total amounts due of $11 thousand, and matures on February 6, 2027. The note is payable in four monthly installments of approximately $2.8 thousand each, beginning November 1, 2026, with the final installment including the $1 thousand of accrued interest. With the Holder's written consent, the note may be prepaid in whole or in part without penalty or premium.

The warrant issued in connection with the Hunter Note has an exercise price of $0.30 per share, was issued on August 6, 2026, and expires on August 5, 2029.

Promissory Note Issued to Vanquish Funding Group Inc.

On June 25, 2026, the Company entered into a promissory note (the "Vanquish Note") with Vanquish Funding Group Inc., a Virginia corporation (the "Holder"), with a principal amount of $152 thousand, reflecting a purchase price of $132 thousand and an original issue discount of $20 thousand. The Vanquish Note was not funded until July 6, 2026, after the June 30, 2026 balance sheet date, and accordingly is not reflected in the Company's condensed consolidated financial statements as of and for the period ended June 30, 2026.

The Vanquish Note bears a one-time interest charge of 12% ($18 thousand), for total payments due under the note of $170 thousand, and matures on April 30, 2027. The note is payable in five mandatory monthly installments: $85 thousand due December 30, 2026, and $21 thousand due on each of January 30, 2027, February 28, 2027, March 30, 2027, and April 30, 2027. The Company may prepay the note in full at any time without penalty. Amounts not paid when due bear default interest at 22% per annum.

The Vanquish Note is not convertible into shares of the Company's common stock unless an Event of Default occurs. Following an Event of Default, the Holder may convert all or a portion of the outstanding balance (including a 150% default premium) into shares of common stock at a conversion price equal to 65% of the lowest trading price of the Company's common stock during the ten trading days preceding the conversion date. The Company is required to reserve authorized shares equal to four times the number of shares issuable upon full conversion of the note.

Insurance Policy Financing

On July 4, 2026, the Company entered into a premium finance agreement to finance $114 thousand of its insurance policy premiums. Monthly payments are due under the agreement, including interest at a rate of 8.0%. The note matures on May 4, 2027.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which provides a “safe harbor” for forward-looking statements made by us. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook, business trends, and other information, may be forward-looking statements. Words such as “might,” “will,” “may,” “should,” “estimates,” “expects,” “continues,” “contemplates,” “anticipates,” “projects,” “plans,” “potential,” “predicts,” “intends,” “believes,” “forecasts,” “future,” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates, and projections will occur or can be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

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

On March 25, 2026, the Company established GTHP Turkey, a joint stock company organized under the laws of the Republic of Turkey, as a wholly owned subsidiary. GTHP Turkey is registered with the Istanbul Trade Registry (Trade Registry File No. 1132980) and has issued share capital of TRY 400,000, all of which has been subscribed by the Company. GTHP Turkey has had limited operations to date, and its financial position and results of operations were not material to the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2026.

Since our inception, we have raised capital through the public and private sale of debt and equity, funding from collaborative arrangements, and grants.

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception in 1992 as SpectRx, Inc. and, as of June 30, 2026, we have an accumulated deficit of approximately $158.7 million. To date, we have engaged primarily in research and development efforts and the early stages of marketing our products. We do not have significant experience in manufacturing, marketing or selling our products. We may not be successful in growing sales for our products. Moreover, required regulatory clearances or approvals, described below, may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to complete commercialization of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

Our product revenues to date have been limited. Our historical and expected future revenue has been and will be derived from sales of LuViva devices and disposables.

Current Demand for LuViva

Based on existing purchase orders and ongoing discussions with potential customers and partners, we expect potential sales of approximately $1.0 million within the next twelve months. We cannot be assured that we will generate all or any of these additional purchase orders, or that existing orders will not be canceled by the distributors or that parts to build product will be available to meet demand, such that existing orders will result in actual sales, in part because demand for LuViva is contingent upon Chinese regulatory approval which has not yet been achieved. Because we have a short history of sales of our products, we cannot confidently predict future sales of our products beyond this time frame and cannot be assured of any particular number of sales. Accordingly, we have not identified any particular trends with regard to sales of our products. In order to increase demand for LuViva, we are focused on three primary markets: the United States, China and Europe. In addition, we have recently received sales orders from Turkey and Indonesia, for which we have received the necessary regulatory approvals and are preparing to fulfill. We anticipate recognizing sales of approximately $565 thousand in 2026 when we fulfill these existing orders.

We have not yet obtained clearance or approval from the U.S. FDA. However, we have completed patient enrollment in the clinical trial required to support an application for FDA approval to market and sell LuViva in the United States. FDA approval for a Class III medical device includes several steps, and in our case will include review of the clinical study results, a manufacturing inspection and whether a post marketing study will be necessary. The FDA has indicated that it does not need to review modules other than the clinical module that was submitted with the new clinical study results. In addition, FDA may recommend that an outside panel of experts reviews the application, especially the clinical study results. If it so chooses, FDA can issue an “approvable letter” whereby full marketing approval can be contingent on a manufacturing inspection and/or agreement on a post-marketing protocol. As of August 2026, the status of the FDA application is as follows:

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

6.

We filed the clinical results with FDA in June 2026 and are awaiting the FDA's response. We believe the results exceed those expected by FDA, thus increasing the likelihood of approval. However, we cannot be certain that FDA approval will occur or the timing of any FDA response.

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

NMPA approval requires a successful manufacturing inspection. Current indications suggest that YMIC may be the entity to achieve this, as they are approved by the Chinese government to manufacture Class III medical devices. Based on current expectations, a manufacturing inspection could occur in the third quarter of 2026, with potential approval in the fourth quarter of 2026 or first quarter of 2027, although there is no assurance that this timeline will be met or that NMPA approval of LuViva will be obtained.

Following regulatory approval of LuViva in Russia on August 11, 2025, the Company’s distribution partner, Newmars Medical Technologies (“Newmars”), has shifted its focus from smaller Eastern European markets to the Russian market. The ongoing war between Russia and Ukraine has complicated efforts to market LuViva in Russia.

In Turkey, we have been in contact with three different medical groups representing over 60 individual hospitals and clinics. We have entered contract discussions for supplying LuViva to the Turkish Ministry of Health (“MOH”). The current plan involves a collaboration with MOH to conduct a clinical study in Turkey to support the use of LuViva for primary screening of cervical cancer as a replacement for the Pap test under the public health system. The MOH has informed us that this could potentially involve significant annual testing volumes if implemented nationwide. The clinical study is expected to involve about 800 patients, take less than six months to complete and will be funded by the MOH. MOH has approved the study and budget, including paying for LuViva devices and single use cervical guides. Funds totaling approximately $55 thousand are expected to be released in the third quarter of 2026 and the study concluded in 2026.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

Sales Revenue and Cost of Goods Sold: The Company did not recognize any revenue during the three months ended June 30, 2026, compared to $117 thousand of revenue recognized during the three months ended June 30, 2025. Most of our revenue in the prior period was derived from the shipment of 3 instrumentation packages and 49,031 RFID chips.

As of June 30, 2026, the Company had deferred revenue of $189 thousand related to advance customer payments. Certain of these arrangements require additional payments or the satisfaction of contractual conditions, including the receipt of customer-provided components, prior to shipment. Accordingly, the timing of shipment and revenue recognition for these arrangements remains uncertain. The Company also has customer purchase orders for LuViva devices and disposables; however, the timing and fulfillment of these orders, and therefore revenue recognition, are dependent on various factors, including customer requirements, production timing, and regulatory considerations, including the status of approval by the NMPA.

While the Company believes that demand for its products may increase as regulatory approvals are obtained and commercial activities expand, there can be no assurance regarding the level or timing of revenue in 2026.

Research and Development Expenses: Research and development expenses were $34 thousand and $133 thousand during the three months ended June 30, 2026 and 2025, respectively. The decrease of $99 thousand, or 74.4%, was primarily due to a $116 thousand decrease in clinical research costs as we have completed our clinical trials required for FDA approval. The decrease was partially offset by an increase in legal fees of $12 thousand and an increase in materials costs of $6 thousand.

Sales and Marketing Expenses: Sales and marketing expenses were $23 thousand and $51 thousand during the three months ended June 30, 2026 and 2025, respectively. The decrease of $28 thousand, or 54.9%, was primarily due to a $25 thousand reduction in payroll and benefits expenses.

General and Administrative Expense: General and administrative expenses were $423 thousand and $658 thousand during the three months ended June 30, 2026 and 2025, respectively. The decrease of $235 thousand, or 35.7%, was primarily driven by a decrease of $261 thousand in payroll and benefits (including payroll taxes), which was largely caused by a one-time charge of $270 thousand for warrants included in a board-approved compensation package for Dr. Faupel during the prior period. Additionally, the Company recognized $30 thousand lower stock option expense during the current period. These decreases were offset by an increase of $36 thousand in consulting and professional service fees, a $26 thousand increase in rent expense, and a $4 thousand increase in other miscellaneous expenses.

Gain on Remeasurement of Deferred Compensation Conversion Liability: During the three months ended June 30, 2026, the Company recognized a gain of $2 thousand on the remeasurement of the deferred compensation conversion liability related to Dr. Faupel's convertible deferred compensation arrangement. This liability is classified under ASC 718 because settlement into common stock is at the employee's election and is carried at fair value with changes recognized each period.

Interest Expense: Interest expense was $136 thousand and $157 thousand during the three months ended June 30, 2026 and 2025, respectively. The decrease of $21 thousand, or 13.4%, was primarily due to $50 thousand interest expense recognized in the prior period for a promissory note issued to Flynn Case Living Trust, which was no longer outstanding during the current period. The decrease was offset by an increase of $10 thousand of interest related to the Labrys notes, $10 thousand of interest for the notes issued to GS capital and $8 thousand for the Auctus debt.

Change in fair value of derivative liability: The change in the fair value of derivative liabilities resulted in a gain of $9 thousand during the three months ended June 30, 2026, compared to a gain of $30 thousand in the prior-year period. A greater number of derivative liabilities were recorded in the prior year due to additional bifurcated conversion features associated with new debt issuances.

Gain from Forgiveness of Debt: Gain from forgiveness of debt was nil and $15 thousand during the three months ended June 30, 2026 and 2025, respectively, and was due to forgiveness of debt from our creditors.

Other Income: Other income was nil and $64 thousand during the three months ended June 30, 2026 and 2025, respectively. Prior year other income was primarily related to $52 thousand of funds received from the Internal Revenue Service related to refundable payroll tax credits under the Employee Retention Credit program.

Preferred Stock Dividends: Preferred stock dividend expense was ($1) thousand and $45 thousand during the three months ended June 30, 2026 and 2025, respectively, a decrease of $46 thousand. The current period reflects a credit to dividend expense resulting from an adjustment to accrued dividends. The overall decrease was primarily driven by a reduction in outstanding dividend-bearing preferred stock and the cessation of dividend accruals on certain preferred stock series.

Net Loss Attributable to Common Stockholders: Net loss attributable to common stockholders was $604 thousand and $856 thousand during the three months ended June 30, 2026 and 2025, respectively. The reasons for the change are explained above.

There was no income tax benefit recorded for the three months ended June 30, 2026 or 2025, due to recurring net operating losses.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

Sales Revenue and Cost of Goods Sold: The Company did not recognize any revenue during the six months ended June 30, 2026, compared to $117 thousand of revenue recognized during the six months ended June 30, 2025. Most of our revenue in the prior period was derived from the shipment of 3 instrumentation packages and 49,031 RFID chips.

As of June 30, 2026, the Company had deferred revenue of $189 thousand related to advance customer payments. Certain of these arrangements require additional payments or the satisfaction of contractual conditions, including the receipt of customer-provided components, prior to shipment. Accordingly, the timing of shipment and revenue recognition for these arrangements remains uncertain. The Company also has customer purchase orders for LuViva devices and disposables; however, the timing and fulfillment of these orders, and therefore revenue recognition, are dependent on various factors, including customer requirements, production timing, and regulatory considerations, including the status of approval by the NMPA.

While the Company believes that demand for its products may increase as regulatory approvals are obtained and commercial activities expand, there can be no assurance regarding the level or timing of revenue in 2026.

Research and Development Expenses: Research and development expenses were $78 thousand and $207 thousand during the six months ended June 30, 2026 and 2025, respectively. The decrease of $129 thousand, or 62.3%, was primarily due to a $176 thousand decrease in clinical research costs as we have completed our clinical trials required for FDA approval. The decrease was partially offset by an increase in payroll costs of $20 thousand, an increase in professional service fees of $16 thousand and an increase in materials costs of $8 thousand.

Sales and Marketing Expenses: Sales and marketing expenses were $45 thousand and $124 thousand during the six months ended June 30, 2026 and 2025, respectively. The decrease of $79 thousand, or 63.7%, was due to a $66 thousand reduction in payroll and benefits expenses and a $13 thousand reduction in allocated rent expense.

General and Administrative Expense: General and administrative expenses were $878 thousand and $924 thousand during the six months ended June 30, 2026 and 2025, respectively. The decrease of $46 thousand, or 5.0%, was primarily driven by a decrease of $220 thousand in payroll and benefits (including payroll taxes), largely caused by a one-time charge of $270 thousand for warrants included in a board-approved compensation package for Dr. Faupel during the prior period. Additionally, property tax expense decreased $13 thousand. These decreases were offset by a $134 thousand increase in consulting and professional service fees and a $58 thousand increase in rent expense, of which $13 thousand was due to a reallocation of rent expense from sales and marketing to general and administrative expense.

Gain on Remeasurement of Deferred Compensation Conversion Liability: During the six months ended June 30, 2026, the Company recognized a gain of $222 thousand on the remeasurement of the deferred compensation conversion liability related to Dr. Faupel's convertible deferred compensation arrangement. This liability is classified under ASC 718 because settlement into common stock is at the employee's election and is carried at fair value with changes recognized each period.

Interest Expense: Interest expense was $287 thousand and $303 thousand during the six months ended June 30, 2026 and 2025, respectively. The decrease of $16 thousand, or 5.3%, was primarily due to $106 thousand of interest expense recognized in the prior period for a promissory note issued to Flynn Case Living Trust, which was no longer outstanding during the current period. The decrease was partially offset by an increase of $68 thousand of interest related to the convertible notes issued to 1800 Diagonal, Labrys and GS Capital, $15 thousand of interest for the Auctus debt, and $14 thousand of additional interest on the deferred executive compensation notes.

Inducement Charges: During the six months ended June 30, 2026, the Company recognized inducement charges of $78 thousand related to the issuance of warrants in connection with the conversion of outstanding debt.

Change in fair value of derivative liability: The change in the fair value of derivative liabilities resulted in a gain of $22 thousand during the six months ended June 30, 2026, compared to a gain of $83 thousand in the prior-year period. A greater number of derivative liabilities were recorded in the prior year due to additional bifurcated conversion features associated with new debt issuances.

Gain from Forgiveness of Debt: Gain from forgiveness of debt was $3 thousand and $31 thousand during the six months ended June 30, 2026 and 2025, respectively, and was due to forgiveness of debt from our creditors.

Loss from Extinguishment of Debt: No loss on extinguishment of debt was recognized during the six months ended June 30, 2026, compared to $32 thousand in the prior-year period, which related to the exchange of outstanding debt for equity securities in connection with a private placement completed in March 2025.

Other Income: Other income was $14 thousand and $161 thousand during the six months ended June 30, 2026 and 2025, respectively. Current year other income was due to a refund of a retainer paid to a service provider in a prior year. During the six months ended June 30, 2025, we reached an agreement with SMI to apply their payment of $180 thousand towards reimbursement of certain expenses incurred during the years ended December 31, 2024 and 2023. As a result of this agreement, we recognized $180 thousand of deferred revenue in other income during the prior period. Additionally, we recorded other income of $52 thousand in the prior period to account for funds received from the Internal Revenue Service related to refundable payroll tax credits under the Employee Retention Credit program. This income was offset by an $84 thousand loss recorded for the write-off of a long-term asset in the prior period.

Deemed Dividend for Warrant Exchanges: On February 25, 2026, the Company entered into a series of warrant exchange agreements with certain holders of its outstanding warrants originally issued in 2022. As a result of these transactions, approximately 4,425,000 were modified to have their expiration dates extended by one year. The one-year extension of the warrants resulted in incremental fair value of approximately $510 thousand, which was recognized as a deemed dividend recorded as an adjustment to additional paid-in capital.

Preferred Stock Dividends: Preferred stock dividend expense was $2 thousand and $83 thousand during the six months ended June 30, 2026 and 2025, respectively, a decrease of $81 thousand, or 97.6%. The decrease was driven by a reduction in outstanding dividend-bearing preferred stock and the cessation of dividend accruals on certain preferred stock series.

Net Loss Attributable to Common Stockholders: Net loss attributable to common stockholders was $1.6 million and $1.3 million during the six months ended June 30, 2026 and 2025, respectively. The reasons for the change are explained above.

There was no income tax benefit recorded for the six months ended June 30, 2026 or 2025, due to recurring net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Considerations

As of June 30, 2026, the Company had a working capital deficit of approximately $5.6 million and an accumulated deficit of approximately $158.7 million. The Company has historically incurred recurring losses from operations and expects such losses to continue as it advances its regulatory approval efforts and commercialization activities. During the six months ended June 30, 2026, the Company incurred a net loss attributable to common stockholders of approximately $1.6 million. The Company’s operating activities continue to require significant cash outflows, primarily related to research and development, general and administrative expenses, and debt servicing obligations.

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

Cash Flows

Operating Activities: Net cash used in operating activities was $936 thousand during the six months ended June 30, 2026, compared to $500 thousand in the prior-year period. The increase in cash used was primarily due to an increase in net loss of $259 thousand after adjustment for non-cash income and expenses. Additionally, changes in working capital increased net cash used in operating activities by $177 thousand.

Investing Activities: Net cash used in investing activities during the period was not material.

Financing Activities: Net cash provided by financing activities was $885 thousand during the six months ended June 30, 2026, compared to $297 thousand in the prior-year period. Cash provided by financing activities in the current period was primarily driven by $980 thousand proceeds from warrant exercises and $295 thousand from the issuance of notes payable, partially offset by $343 thousand of payments on notes payable, $2 thousand of payments on notes payable issued to related parties, and $45 of payments of debt issuance costs. In the prior-year period, financing activities consisted primarily of $355 thousand from the issuance of notes payable and $205 thousand of proceeds from a private placement offering, partially offset by $218 thousand of payments on notes payable and $45 thousand payments of debt issuance costs.

Capital Resources and Funding Requirements

Over the next 12 months we expect our burn rate to increase as we increase headcount, especially for meeting manufacturing demand. In addition, although we have significant inventory, we will need to order additional parts and services for production. Finally, we expect to spend another $275 thousand to complete payments related to our FDA study. Thus, we estimate that approximately $2.4 million will be needed to fund the business over the next 12 months. However, other than completing and filing the US FDA study results, additional expenditures for manufacturing production will be needed only if significant product is ordered and paid for in advance by customers, which is our current policy.

Since our inception, we have raised capital through the public and private sale of debt and equity, funding from collaborative arrangements, and grants. As of June 30, 2026, we had cash of approximately $12 thousand and a working capital deficit of $5.6 million. Our outstanding debt obligations include a combination of short- and long-term promissory notes, insurance premium financing, and several convertible notes with varying maturities, interest rates, and terms.

Promissory Notes

As of June 30, 2026, we have a promissory note issued to a former employee with an outstanding principal balance of approximately $35 thousand. The note accrues interest at 6% per annum and matures on May 5, 2028. Monthly payments of approximately $2 thousand are required under the terms of the agreement.

Convertible Debt:

Our convertible debt obligations as of June 30, 2026 include the following:

•

A $1.1 million 10% Senior Unsecured Convertible Debenture that matured on May 17, 2024 and remains in default. The debenture accrues interest at a default rate of 18% and is classified as short-term debt.

•

Convertible notes issued to Diagonal Lending LLC with an aggregate principal balance of approximately $174 thousand. These notes include conversion features exercisable upon an event of default and have been accounted for as derivative liabilities. The notes are subject to installment payment terms extending into 2026.

•

A convertible notes issued to Labrys Fund II, L.P. with a principal balance of approximately $127 thousand, presented net of unamortized discounts and issuance costs. The notes mature on August 27, 2026, and June 5, 2027, and includes conversion features exercisable upon default or missed payments at a variable conversion price.

•

A convertible promissory note issued to GS Capital Partners, LLC with a principal balance of approximately $56 thousand. The note bears interest at 12% and matures on December 30, 2026. The note includes a conversion feature exercisable upon an event of default at a variable conversion price and has been evaluated for derivative accounting. The note also includes an original issue discount and warrants issued in connection with the financing.

•

A convertible note issued to Auctus Fund LLC with a principal balance of approximately $20 thousand and accrued interest of approximately $160 thousand. The note is in default and classified as short-term debt.

These convertible instruments, especially those with variable conversion pricing or embedded features, may result in significant dilution to existing stockholders if converted to equity. Additionally, several of the notes include default provisions or change of control clauses that may accelerate repayment obligations or increase total amounts due.

Related Party Debt

As of June 30, 2026, we also had multiple outstanding obligations to related parties, including current and former directors and executives:

•

On September 25, 2025, we issued a $160 thousand contingently convertible promissory note to Dr. John Imhoff. The note bears interest at 10% per annum and matures on February 28, 2027. During the six months ended June 30, 2026, the holder converted approximately $40 thousand of principal and approximately $4 thousand of accrued interest into shares of common stock. These conversions were completed with the mutual agreement of the Company in lieu of scheduled principal payments. As of June 30, 2026, the remaining outstanding principal balance under the note was approximately $110 thousand.

•

We have outstanding promissory notes with Dr. Mark Faupel and Dr. Gene Cartwright with aggregate balances of approximately $500 thousand, including accrued interest, as of June 30, 2026. Dr. Faupel's note, with an outstanding balance of approximately $176 thousand, was extended pursuant to a new promissory note dated April 30, 2026 with terms retroactively applied as of February 19, 2026 and a maturity date of August 18, 2027, and is classified as long-term. Dr. Cartwright's note, with an outstanding balance of approximately $324 thousand, remains past due and is classified as a current liability.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements, no special purpose entities, and no activities that include non-exchange-traded contracts accounted for at fair value.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission (“Commission”) rules and forms. We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer/Acting Chief Financial Officer, Mark Faupel, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer/Acting Chief Financial Officer has concluded that our disclosure controls and procedures were ineffective as of June 30, 2026, due to the existence of material weaknesses in our internal control over financial reporting. The material weaknesses identified arose from a lack of recourses to properly research and account for complex transactions and lack of oversight and approval by the Board of Directors and Audit Committee, including formally documented approval of significant transactions, including related party transactions. While management is currently in the early stages of developing a remediation plan, we have yet to fully remediate this material weakness.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Common Stock Issued as Payment of Dividends

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
3.4

Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)

3.5

Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the annual report on Form 10-K filed April 7, 2021)

3.6

Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.6 to the annual report on Form 10-K filed April 7, 2021)

3.7

Certificate of Designation of Preferences, Rights and Limitations of Series F-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed on June 10, 2021)

3.8

Certificate of Designation of Preferences, Rights and Limitations of Series G Convertible Preferred Stock (incorporated by reference to Exhibit 3.8 to the annual report on Form 10-K filed March 30, 2022)

3.9	Certificate of Amendment to the Certificate of Incorporation of Guided Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed on January 7, 2022)
10.1*	Common Stock Purchase Warrant issued to Mark Faupel, Chief Executive Officer, to purchase 2,000,000 shares of common stock, issued on June 15, 2026
10.2*	Amendment, dated June 30, 2026, to Purchase Agreement between the Company and YMIC dated November 11, 2025
10.3*	Securities Purchase Agreement between the Company and Labrys Fund II, L.P., dated June 5, 2026
10.4*	Promissory Note issued to Labrys Fund II, L.P., dated June 5, 2026 (the “Second Labrys Note”)
10.5*	Securities Purchase Agreement between the Company and Vanquish Funding Group Inc., dated June 25, 2026
10.6*	Promissory Note issued to Vanquish Funding Group Inc., dated June 25, 2026
10.7*	Securities Purchase Agreement between the Company and GS Capital Partners, LLC, dated August 5, 2026
10.8*	Promissory Note issued to GS Capital Partners, LLC, dated August 5, 2026 (the “August GS Capital Note”)
10.9*	Common Stock Purchase Warrant issued to GS Capital Partners, LLC, dated August 5, 2026
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
101.1*

Interactive data files for Guided Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets; (ii) the Unaudited Condensed Consolidated Statements of Operations; (iii) the Unaudited Condensed Consolidated Statements of Stockholders' Deficit; (iv) the Unaudited Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements

104	The cover page from Guided Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (formatted in Inline XBRL and included in Exhibit 101)

______________

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.

By:	/s/ Mark Faupel
Mark Faupel
President, Chief Executive Officer, Chief Operating Officer and Acting Chief Financial Officer

Date: August 13, 2026

